Form 10-K
period 2023-12-31
Arcadium Lithium plc
filed 2024-02-29
CIK 1977303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
ARCADIUM LITHIUM PLC
__________________________________________________________________________

Bailiwick of Jersey	98-1737136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 12, Gateway Hub
Shannon Airport House
Shannon, Co. Clare
Ireland	V14 E370
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 353-1-6875238
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Ordinary Shares, $1.00 par value per share	ALTM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023, the last day of the registrant’s second fiscal quarter, was $4,896,548,501. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	January 31, 2024
Ordinary Shares, par value $1.00 per share	1,074,397,786

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of shareholders or on an amendment on Form 10-K/A are incorporated by reference in Part III.

Arcadium Lithium plc
2023 Form 10-K

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
Allkem	Allkem Limited, an Australian public company limited by shares, a wholly owned subsidiary of Arcadium
Allkem Livent Merger	The combination of Livent and Allkem in a merger of equals, stock-for-stock transaction pursuant to the Transaction Agreement. The transaction closed on January 4, 2024
AOCL	Accumulated other comprehensive loss
ARO	Asset retirement obligation
Arcadium or Arcadium Lithium	Arcadium Lithium plc, previously known as Allkem Livent plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey), the registrant
ASC	Accounting Standards Codification, under U.S. GAAP
ASC 842	Accounting Standards Codification Topic 842 - Leases
ASC 321	Accounting Standards Codification Topic 321 - Investments - Equity Securities
ASC 323	Accounting Standards Codification Topic 323 - Investments - Equity Method and Joint Ventures
ASU	Accounting Standards Update, under U.S. GAAP
bgs	below ground surface
Brexit	The withdrawal of the United Kingdom from the European Union
CCAA	The Companies’ Creditors Arrangement Act
CCAA Court	The Superior Court of Québec where Nemaska Lithium, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the CCAA
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CSR	Corporate Social Responsibility
Credit Agreement	The Original Credit Agreement, as amended
DE&I	Diversity, Equity & Inclusion
ETS
BloombergNEF’s Economic Transition Scenario, primarily driven by techno-economic trends and market forces, and assumes no new policies or regulations are enacted that impact the market, the ETS is in line with previous edition of the Long-Term Electric Vehicle Outlook report

ESG	Environmental, social and governance
ESM	ESM ILiAD, LLC, parent of ILiAD Technologies, LLC, both subsidiaries of EnergySource Materials, LLC
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities and Exchange Act of 1934
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FinCo	Arcadium Lithium Financing IRL Limited, an Irish private company limited by shares that was formed in connection with the Allkem Livent Merger, a wholly owned subsidiary of Arcadium
FMC	FMC Corporation
GDP	Gross domestic product
HCM	Human Capital Management
IFRS	International Financial Reporting Standards
ILiAD	Integrated Lithium Adsorption Desorption
IPO	Initial public offering
IQ	Investissement Québec, a company established by the Government of Québec to favor investment in Québec by Québec-based and international companies
Irish IntermediateCo	Arcadium Lithium Intermediate IRL Limited, an Irish private company limited by shares that was formed in connection with the Allkem Livent Merger, a wholly owned subsidiary of Arcadium
IRMA	Initiative for Responsible Mining Assurance

ISSB	International Sustainability Standards Board, the standard-setting body established in 2021-2022 under the International Financial Reporting Standards Board Foundation
JBNQA	James Bay and Northern Québec Agreement
JEMSE	Jujuy Energia y Mineria Sociedad del Estado
kMT	Thousand metric tons
LCE	Lithium carbonate equivalent
LFP	Lithium iron phosphate
Li2O	Lithium oxide
Livent	Livent Corporation, a Delaware corporation, a wholly owned subsidiary of Arcadium and Arcadium's predecessor
Livent NQSP	Livent Non-qualified Savings Plan
Livent Plan	Livent Corporation Incentive Compensation and Stock Plan
MdA	Minera del Altiplano SA, our local operating subsidiary in Argentina
Merger Sub	Lightning-A Merger Sub, Inc., a Delaware corporation
MRNF	Ministère des Ressources naturelles et des Forêts
MT	Metric ton
Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, QLP, in which we own a 50% equity interest in NLI, we are developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec

Offering
On June 15, 2021, Livent closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering, total net proceeds from the offering were $252.2 million, after deducting underwriters' fees and offering expenses payable by the Livent

OM&M	Operation, maintenance and monitoring of site environmental remediation
Original Credit Agreement	On September 18, 2018, Livent Corporation entered into the credit agreement, which provides for a $400 million senior secured revolving credit facility
Orion	Orion Mine Finance
ppm	parts per million
PRSU	Performance-based restricted stock unit
QC/QA procedures	Quality control and quality assurance procedures
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Arcadium, which owns a 50% equity interest in the Nemaska Lithium Project
QLP Merger
On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger with The Pallinghurst Group to provide Livent with a 50% equity interest in Nemaska Lithium, Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited, previously owned by The Pallinghurst Group and certain of its investors

QLP Note	On December 1, 2020, QLP was assigned a deferred payment note, dated November 26, 2020, by Nemaska Lithium Shawinigan Transformation Inc. in favor of OMF (Cayman) Co-VII Ltd., with initial principal amount of $12.5 million
QP	Qualified Person as defined in Item 1300 under subpart 1300 of Regulation S-K
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals
REMSA	Recursos Energeticos y Mineros Salta, S.A., local natural-gas sub-distributor in Argentina
Revolving Credit Facility	Livent's $500 million senior secured revolving credit facility, amended and restated on September 1, 2022
ROU	Right-of-use
RSU	Restricted stock unit
SdHM	Salar del Hombre Muerto, in Catamarca Province, Argentina
SDJ	Sales de Jujuy S.A., Allkem's 66.5% indirectly owned operating subsidiary in Argentina which operates the Olaroz project
SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
SOFR	Secured Overnight Financing Rate
TCA	UK-EU Trade and Cooperation Agreement
TCFD	Task Force for Climate-Related Financial Disclosures
TMA	Tax Matters Agreement
Transaction Agreement	Transaction Agreement entered into on May 10, 2023 (as amended on August 2, 2023, November 5, 2023 and December 20, 2023), by and among Livent, Allkem, Arcadium, Merger Sub and Arcadium Lithium Intermediate IRL Limited, a private company limited by shares and incorporated and registered in Ireland, providing for the Allkem Livent Merger
TSR	Total Shareholder Return
TTC	Toyota Tsusho Corporation
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

Note Regarding Industry and Market Data
Information regarding market and industry statistics contained in this Annual Report has been obtained from industry and other publications that we believe to be reliable, but that are not produced for purposes of securities filings. We have not independently verified any market, industry or similar data presented in this Annual Report and cannot assure you of its accuracy or completeness. Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. As a result, investors should not place undue reliance on any such forecasts and other forward-looking information.

PART I

ITEM 1.    BUSINESS
Merger of Allkem and Livent
On January 4, 2024, Arcadium Lithium plc ("Arcadium Lithium") completed the previously announced transactions (collectively, the "Allkem Livent Merger") contemplated by the Transaction Agreement, dated as of May 10, 2023, as amended on August 2, 2023, November 5, 2023, and December 20, 2023 (as amended, the "Transaction Agreement"), by and among Livent Corporation, a Delaware corporation ("Livent"), Allkem Limited, an Australian public company limited by shares ("Allkem"), Arcadium Lithium, Lightning-A Merger Sub, Inc., a Delaware corporation ("Merger Sub"), and Arcadium Lithium Intermediate IRL Limited, a private company limited by shares and incorporated and registered in Ireland ("Irish IntermediateCo"). The transaction was consummated by way of (a) a scheme of arrangement under Australian law (the "scheme"), pursuant to which each issued, fully paid ordinary share of Allkem held by Allkem shareholders was exchanged for (i) where the Allkem shareholder did not elect to receive ordinary shares, par value $1.00 per share, of Arcadium Lithium (each, an "Arcadium Lithium Share"), one Arcadium Lithium CHESS Depositary Instrument (a "CDI") quoted on the Australian Stock Exchange, each CDI representing a beneficial ownership interest in one Arcadium Lithium Share and (ii) where the Allkem shareholder elected to receive Arcadium Lithium Shares, one Arcadium Lithium Share, with Allkem becoming a wholly owned subsidiary of Arcadium Lithium and (b) a merger, whereby Merger Sub, a wholly owned subsidiary of Irish IntermediateCo (a direct wholly owned subsidiary of Arcadium Lithium) merged with and into Livent, with Livent surviving the Allkem Livent Merger as an indirect wholly owned subsidiary of Arcadium Lithium, and pursuant to which each share of Livent common stock, par value $0.001 per share (each, a "Livent Share"), was converted into the right to receive 2.406 Arcadium Lithium Shares, and such Arcadium Lithium Shares were issued at the effective time of the Allkem Livent Merger. Arcadium is the successor registrant to Livent pursuant to Rule 12g-3(a) under the Exchange Act.
On January 4, 2024, Arcadium Lithium's shares started trading on the New York Stock Exchange under the trading symbol ALTM.
In this Annual Report on Form 10-K, since Livent is the predecessor to Arcadium Lithium, we are presenting the results of Livent’s operations for the years ended December 31, 2023, 2022 and 2021 and as of December 31, 2023 and 2022. The financial statements of Livent presented in this Annual Report on Form 10-K do not include the financial position or operations of Allkem since the Allkem Livent Merger occurred subsequent to the end of the reporting period. See Note 2 for more information.
Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, "Arcadium", "Arcadium Lithium", the "Company", "we," "us," or "our" means Arcadium Lithium plc and its consolidated subsidiaries and when referring to the operations of our predecessor, to Livent and its consolidated subsidiaries. Copies of the annual, quarterly and current reports we file with or furnish to the Securities and Exchange Commission ("SEC"), and any amendments to those reports, are available free of charge on our website at www.arcadiumlithium.com as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The SEC also maintains a website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
General
Arcadium Lithium, whose business is the result of the Allkem Livent Merger, is a leading global lithium chemicals producer with a diversified product offering and enhanced business-critical scale, including a presence in three major lithium geographies (i.e., the South American "lithium triangle," Western Australia and Canada) and a lithium deposit base that is among the largest in the world.
Livent, a Delaware corporation formed in 2018, is the predecessor of Arcadium Lithium and is now a wholly owned subsidiary of Arcadium Lithium. Livent is a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Livent's primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications.
Allkem, which subsequent to the Allkem Livent Merger is a wholly owned subsidiary of Arcadium Lithium, is a lithium company with a global portfolio of lithium chemical and spodumene concentrate operations and projects. Its portfolio includes lithium brine operations and development projects in Argentina, a hard rock lithium operation in Australia, a hard rock development project in Québec, and a lithium hydroxide conversion facility in Japan.

We expect to benefit from the integration of Livent’s and Allkem’s complementary skillsets, including conventional brine extraction, direct lithium brine extraction, hard rock mining, chemical processing and production of battery grade and specialty lithium products. These capabilities are expected to assist Arcadium Lithium in streamlining its existing lithium production processes and optimizing the design of future developments. Through the integration of Livent's and Allkem's operations, Arcadium Lithium will scale its exposure to upstream and downstream lithium operations, forming a more global and vertically integrated lithium chemicals producer.
We produce lithium compounds for use in applications that have specific and constantly changing performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates. We expect demand for our lithium hydroxide to increase as the use of high nickel content cathode materials increases in the next generation of battery technology products. Additionally, we expect to benefit from additional LFP cathode demand, which can use lithium carbonate or lithium hydroxide. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in non-rechargeable batteries and in the production of lightweight materials for aerospace applications. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
Arcadium Lithium Strategy
We believe that growth in EV sales will drive significant growth in demand for performance lithium compounds and that we are well positioned to benefit from this trend due to our leading position, long-standing customer relationships and favorable sustainability profile. We view sustainability as central to our mission and a key consideration in all of our investment and operational decisions.
To fully capitalize on our growth opportunities, our strategy will involve investing in our assets, our technology capabilities and our people to ensure we can continue to meet our customers’ growing demands, as well as our broader commitments to other key stakeholders, including investors, employees, regulators and our local communities.
As a result of the Allkem Livent Merger, Arcadium Lithium has a large and complementary asset footprint with a presence in key lithium regions. We expect that our increased economies of scale and asset base in legacy Livent's and Allkem's geographically adjacent asset portfolios in Argentina and North America will enable us to enhance production and project execution efficiency. Our lithium chemical manufacturing facilities are located in close proximity to key lithium customers, enabling us to deliver our range of lithium performance chemicals to meet the growing demand of those customers.
Expand our Production Capacities
We remain focused on expanding our lithium carbonate and lithium hydroxide capacities. Arcadium Lithium is expected to grow volumes during 2024 as a result of previous multi-year expansionary investments; however, in light of current market conditions the Company expects to lower near-term capital spending commitments as it evaluates ways to optimize and de-risk the growth pipelines of legacy Livent and Allkem while still delivering additional volumes within the timeframes needed by customers. As a long-term goal, we aim to increase lithium carbonate capacity in multiple phases to 100,000 metric tons at the Salar del Hombre Muerto by the end of the decade.

As planned, our lithium hydroxide expansion project at Bessemer City, North Carolina was mechanically completed by the end of 2022. We also completed an additional 15,000 metric tons of lithium hydroxide capacity at a new site in the province of Zhejiang, China around the end of 2023.
Nemaska Lithium, in which we currently have a 50% ownership interest, is a fully integrated development project in Québec, Canada which envisions a spodumene mine and concentrator in Whabouchi feeding into a new lithium hydroxide facility in Bécancour. The Bécancour facility is currently in early stage construction. We expect to continue to lend our expertise to Nemaska Lithium, including technical support to progress the project and provide assistance with the development of an appropriate technical and commercial strategy, given our experience in qualifying and selling battery grade lithium products globally.
We will also continue to evaluate our butyllithium capacity regionally and add capacity as demand continues to increase. For high purity lithium metal, we are evaluating expansion opportunities, including expansion of lithium chloride as a feedstock, to align with the potential increase in demand for lithium metal as customers develop next generation battery technologies. This includes opportunities for our proprietary LIOVIX® lithium metal product.
As a result of the Allkem Livent Merger, we expect that the complementary expertise of Livent and Allkem in hard rock mining and conventional and direct lithium extraction-based processes will enable us to accelerate and reduce the risk of developing our pipeline of advanced and complementary growth projects. Allkem's operating mineral extraction facilities acquired in the Allkem Livent Merger include the Mt Cattlin hard rock facility in Western Australia, the Olaroz brine and lithium carbonate facility in Jujuy, Argentina and an interest in a lithium hydroxide conversion facility in Japan. Allkem's mineral development projects acquired in the Allkem Livent Merger include the Sal de Vida and Cauchari brine and lithium carbonate projects in Catamarca and Jujuy, Argentina, respectively, and the James Bay hard rock project in Québec, Canada. Further information about our mineral properties may be found under Item 2, Mineral Properties.
Diversify our Sources of Supply
We continue to pursue additional sources of lithium, which may include further expansion in Argentina, increasing our 50% ownership stake in the Nemaska Lithium Inc. development project and assets, acquisition and development of new resources, entering into long-term agreements with other producers, or some combination thereof. We will continually assess new resources that offer the potential to provide alternative sources of lithium products and will look to invest in developing such resources where it makes sense to do so.
Expand our Applications and Process Technology Capabilities
Our market position today depends on our ability to consistently provide our customers with the products they need, in a sustainable and responsible manner. To maintain this position, we are continuously investing to improve our application, process and extraction technologies, on both existing and new potential resources, and to reduce our environmental footprint. As we work with our customers to understand their evolving lithium needs, we will focus on expanding our extraction and processing capabilities and our ability to adapt the properties of our products, whether chemical or physical, to meet those needs. This may require us to invest in and potentially acquire new capabilities, hire people or acquire new technical resources.
In the fourth quarter of 2023, a wholly owned subsidiary of Arcadium Lithium entered into an agreement to acquire a minority stake in the parent company of ILiAD Technologies, LLC ("ILiAD Technologies") which is a subsidiary of EnergySource Minerals, LLC, a developer of lithium projects in the Salton Sea Known Geothermal Resource Area in California. ILiAD Technologies will seek to commercialize while continuing to develop its Integrated Lithium Adsorption Desorption ("ILiAD") technology platform.
In connection with this investment, Arcadium Lithium will have the right to license ILiAD technology for anticipated deployment at its lithium brine resources in Argentina and is evaluating opportunities for future production use across its portfolio. The ILiAD solution is complementary to Arcadium Lithium's proprietary process technologies and readily fits into the Company's existing plant designs. Additionally, ILiAD offers the potential for significant improvements in Arcadium Lithium's energy usage and carbon footprint as well as continued improvements in water use.
Develop Next Generation Lithium Compounds
We believe that the evolution of battery technologies will lead to the adoption of lithium-based applications in the anode and electrolyte within the battery. This evolution will require new forms of lithium to be produced, such as new lithium metal powders or printable lithium products. We will continue to invest in our research and development efforts to help us create new products, such as LIOVIX®, and we will also invest with and partner with our customers to further their own research and development efforts.
Invest in Our People
Our business requires that we continue to hire, retain and engage research scientists, engineers and technical sales agents. We will continue to invest in our people through training and developing our employees to retain talent. We will look to continue to cultivate an inclusive and positive work environment that (i) creates and supports diversity; (ii) prioritizes equal opportunity and fairness in the Company’s management systems and practices; and (iii) fosters a sense of belonging for employees with diverse perspectives, backgrounds and expertise.
Focus on Sustainability
We believe lithium will continue to play an important role in enabling a cleaner, healthier, and more sustainable world, including the transition to a lower carbon future and the fight against climate change. Likewise, we believe that meeting the growing demand for lithium compounds must be balanced with considerations for responsible production across the spectrum of Environmental, Social and Governance ("ESG") issues and concerns. Our core values reflect this commitment to sustainability. We believe that operating in a safe, ethical, socially conscious and sustainable manner is important for our business.
As such, we intend to continue to better integrate ESG and sustainability considerations into our business, operations and investment decisions. In addition, we are determined to help set the standard in the lithium industry for sustainability, performance, transparency and independent validation. We believe that our ESG and sustainability efforts will continue to help us differentiate ourselves from competitors and help us develop and strengthen relationships with customers and other key stakeholders.
We encourage you to review the historical annual Sustainability Reports of Livent and Allkem (located at www.arcadiumlithium.com/sustainability) for more detailed information regarding our ESG programs and initiatives as well as sustainability goals. Nothing on our website, including Sustainability Reports or sections thereof, shall be deemed incorporated by reference into this Form 10-K.
Financial Information About Our Business
We operate as one reportable segment based on the commonalities among our products and services, the types of customers we serve and the manner in which we review and evaluate operating performance. As we earn a substantial amount of our revenues through the sale of lithium products, we have concluded that we have one operating segment for reporting purposes.
The financial statements contained herein are as of December 31, 2023 and 2022 and for the three years ended December 31, 2023, a period that is prior to the date of the completion of the Allkem Livent Merger. Therefore, the financial statements and other information contained herein relate to Livent (our predecessor) prior to giving effect to the Allkem Livent Merger, and therefore do not include the results of Allkem. Our future periodic filings will reflect the results of Arcadium Lithium after giving effect to the Allkem Livent Merger from and after its completion date of January 4, 2024.
Business Overview
Our business, which following the consummation of the Allkem Livent Merger reflects the operations of Livent and Allkem, is a leading global lithium chemicals producer with a lithium deposit base that is among the largest in the world.
As a result of our focus on supplying performance lithium compounds for use in the rapidly growing EV and broader energy storage battery markets, we expect our revenue generated from lithium hydroxide and lithium carbonate, and from energy storage applications to increase over time. We also expect our revenue by geography to remain at similar proportions until supply chains further regionalize in North America and Europe. We intend to maintain our leadership positions in other high performance markets such as non-rechargeable batteries, greases, pharmaceuticals and polymers.
We believe that we have earned a reputation as a leading supplier in the markets we serve, based on the performance of our products in our customers’ production processes and our ability to provide application know-how and technical support. In the EV market, we are one of a small number of lithium suppliers whose battery-grade lithium hydroxide has been qualified by global customers for use in their cathode material production that is ultimately used in numerous global EV programs at scale. Throughout our history, as end market application technologies have evolved, we have worked closely with our customers to understand their changing performance requirements and have developed products to address their needs.
As a vertically integrated lithium producer, we benefit from operating some of the lowest cost lithium mineral deposits in the world that also have a favorable, industry leading sustainability footprint. Livent has been extracting lithium brine at its operations at the Salar del Hombre Muerto in Argentina for more than 25 years, and has been producing various lithium compounds for approximately 80 years. Our operational history provides us with a deep understanding of the process of extracting lithium compounds from brine safely and sustainably. We have developed proprietary process knowledge that enables us to produce high quality, low impurity lithium carbonate and lithium chloride, and helps us to produce industry leading quality downstream products. We source the majority of our lithium for use in the production of performance lithium compounds from these low cost operations in Argentina. Our operations in Argentina are expandable, giving us the ability to increase our lithium carbonate and lithium chloride production to meet increasing demand. We have the operational flexibility to procure lithium carbonate from third party suppliers as needed, allowing us to better manage our production requirements and produce more end-products for customers. Allkem also has a hard rock mining facility in Australia producing spodumene concentrate.

We are one of a few lithium compound producers with global manufacturing capabilities. The battery-grade lithium hydroxide in the U.S. and China that we produce today uses lithium carbonate as feedstock. We use lithium chloride to produce lithium metal, a key feedstock in the production of butyllithium products in the U.S., the United Kingdom and China, as well as in the production of high purity lithium metal in the U.S. We have significant know-how and experience in lithium hydroxide, butyllithium and high purity lithium metal production processes and product applications, which we believe provide us with a competitive advantage in these markets.
As a result of the Allkem Livent Merger, Arcadium Lithium is expected to have enhanced business critical scale, a more resilient supply chain, enhanced operational flexibility and greater capacity to meet customer demand through the complementary and vertically integrated business models of Allkem and Livent, which include hard rock mining, conventional and direct lithium extraction-based processes and lithium carbonate and hydroxide production.
Capacity and Production
The chart below presents a breakdown of Livent's year-end nameplate capacity and production as of and for the years ended, respectively, December 31, 2023, 2022 and 2021 by product type and category presented in product basis metric tons ("MT"):

	2023		2022		2021
Product	Capacity	Production	Capacity	Production	Capacity	Production
Lithium Hydroxide (1)	30,000	21,252	30,000	21,493	25,000	19,671
Butyllithium	3,265	2,029	3,265	2,520	3,265	2,549
High Purity Lithium Metal (2)	250	35	250	88	250	156
Lithium Carbonate (3)	18,000	17,852	18,000	16,950	18,000	15,542
Lithium Chloride (3)	9,000	4,976	9,000	4,750	9,000	3,723
____________________
1.Current lithium hydroxide capacity converts lithium carbonate to lithium hydroxide. Production includes some re-processed volume that did not require additional lithium carbonate feedstock in the given production year.
2.Excludes other specialty product capacities and production.
3.Represents theoretical capacity for lithium carbonate and lithium chloride. Actual combined production of both products is lower and limited by a tradeoff between the two based on our current lithium production processes. Combined Lithium Carbonate and Lithium Chloride production was approximately 21,500 MT on a lithium carbonate equivalent ("LCE") basis for 2023, approximately 20,500 MT for 2022 and approximately 18,500 MT for 2021, resulting in the total production shown in the chart.
The aggregate annual production capacity and production of Allkem for its three most recent calendar years is shown in the table below. Allkem’s historical production is not reflected in our predecessor financial statements included elsewhere in this Annual Report on Form 10-K, which reflect only the historical operations of Livent. Amounts are shown in product basis MT:

		2023		2022		2021
Product (1)	Property	Capacity	Production	Capacity	Production	Capacity	Production
Lithium Carbonate	Olaroz (2)(3)	28,263	11,809	11,638	9,283	11,638	8,630
Spodumene Concentrate (7)(8)	Mt Cattlin (4)	330,000	239,312	330,000	107,417	330,000	230,065
Lithium Hydroxide	Naraha (5)(6)	7,500	2,175	7,500	214	—	—
___________________
1.Table does not include non-lithium production amounts, including borates (which business was divested by Allkem in the sale of its former Borax segment in December 2022).
2.Through the Olaroz joint venture, Allkem owns a 66.5% interest in Olaroz and, therefore, the table above reflects 66.5% of the Olaroz production capacity and production.
3.Olaroz Stage 1 has capacity of 17,500 metric tons of lithium carbonate on a 100% basis. Olaroz Stage 2 has capacity of 25,000 metric tons of lithium carbonate on a 100% basis.
4.Allkem acquired Mt Cattlin as part of the Galaxy/Orocobre Merger on August 25, 2021. Production capacity and production shown for Mt Cattlin are for entire periods, including pre-acquisition periods.
5.Naraha is a downstream production facility that further refines lithium carbonate to lithium hydroxide with a production capacity of 10,000 metric tons of lithium hydroxide on a 100% basis.
6.Through the Naraha joint venture, Allkem owns a 75% economic interest in Naraha and, therefore, is reporting 75% of the Naraha production capacity and production.
7.Mt Cattlin production capacity is stated on the basis of metric tons of spodumene concentrate.

8.Spodumene concentrate production amounts shown as metric tons of spodumene at an average lithium oxide ("Li2O") % grade of approximately 5.3% to 5.8%.

The charts below detail Livent's 2023 revenues by product, application and geography.

____________________
1.Company internal estimates

The charts below detail Allkem's revenues for the year ended December 31, 2023 by product and geography. Allkem’s historical production is not reflected in our predecessor financial statements included elsewhere in this Annual Report on Form 10-K, which reflect only the historical operations of Livent.
____________________
1.Lithium Carbonate includes lithium carbonate by-product revenues of $13.8 million.
2.Spodumene Concentrate revenue includes low grade spodumene sales and minimal other products of $37.7 million.

Products and Markets
Our performance lithium compounds are frequently produced to meet specific customer application and performance requirements. We have developed our capabilities in producing performance lithium compounds through decades of interaction with our customers, and our products are key inputs into their production processes. Our customer relationships provide us with first-hand insight into our customers’ production objectives and future needs in terms of product volume, mix and specifications, which we in turn use to further develop our products.

Our Performance Compounds

Product Category	End Applications	Our Differentiation
Battery-Grade Lithium Hydroxide	**Electric Vehicles**	▪ One of a few major suppliers for EV applications ▪ A balanced capacity footprint in China and the U.S.; products from both sites qualified for EV applications; multi-year sales agreements ▪ More than 25 years of experience and partnerships with leading customers across EV and broader battery value chains
Battery-Grade Lithium Carbonate		▪ Ability to sell multiple lithium products to customers, including technical grade carbonate into glasses, ceramics and other industrial applications ▪ One of lowest cost producers for lithium carbonate globally ▪ Favorable sustainability profile of our brine and lithium carbonate operations in Argentina
Non-Battery Lithium Hydroxide	**High Performance Greases**	▪ Focused on grease applications where grease performance is critical ▪ Stable customer base with long-standing relationships that are typically measured in decades
Butyllithium	**Polymers** **Pharmaceutical**	▪ High level of technical service including safety, product handling, plant engineering and application know-how ▪ Regional manufacturing facilities to support global customers
High Purity Lithium Metal and Other Specialties	**Primary Battery** **Aerospace**	▪ One of the few producers of high purity lithium metal, and the only fully vertically integrated western producer ▪ Niche high value specialty applications

Other specialties include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. The lithium carbonate and lithium chloride that Livent produces today is largely consumed as feedstock in the process of producing downstream performance lithium compounds. The spodumene that Allkem produces today is largely sold to customers for use as feedstock in the process of producing downstream performance lithium compounds.
Allkem Livent Merger - Vertical Integration and Geographic Footprint
As a result of the Allkem Livent Merger, Arcadium Lithium has additional capacity and production capabilities for multiple lithium products. We expect to have stronger vertical integration across the lithium value chain than Livent and Allkem on a standalone basis. Arcadium Lithium is expected to have a broad product offering and to be highly scalable across both potential resource and production assets. This is anticipated to enhance operational flexibility and reliability, resulting in lower costs across the lithium value chain. Arcadium Lithium also brings together complementary expertise in hard rock, brine and lithium chemical processing, with proven ability to produce products that are sought after by leading battery manufacturers and EV original equipment manufacturers ("OEMs").

Competition and Industry Overview
We sell our performance lithium compounds worldwide. Most markets for lithium compounds are global, with significant growth occurring in Asia, eventually expected to follow in Europe, and then the U.S. This is being driven primarily by the development and manufacturing of cathode active material for lithium-ion batteries. Cathode material capacity and production is currently concentrated in Asia, particularly China, Japan and Korea. Over the next few years, significant cathode material capacity and production is expected to come online in Europe and North America while capacity and production in China, Japan, Korea also increases. The market for lithium compounds faces barriers to entry, including access to an adequate and stable supply of lithium feedstock, the need to produce sufficient quality and quantity, technical expertise and development lead time. We expect capacity to be added by new and existing producers over time. We believe our lithium brine operations in Argentina, which have a favorable sustainability profile and are considered by the industry to be some of the lowest-cost sources of lithium, provide us with a distinct competitive advantage against current and future entrants. Additionally, as the EV supply chain gradually regionalizes to Europe and North America, our lithium resources in Argentina, downstream capabilities in the U.S. and the potential development of Nemaska Lithium and James Bay in Canada (See subsection "Mineral Properties" to Item 2 for more information) position us well for partnering with leading automakers for their regional electrification roadmaps.
We compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner and prioritizing safety and sustainability. We also enjoy competitive advantages from our vertically integrated manufacturing approach, low production costs and history of efficient capital deployment. We believe that we are a leading provider of battery-grade lithium hydroxide in EV battery applications and in performance grease applications. We currently have lithium hydroxide capacity in multiple locations globally. We are also the only fully integrated producer of high purity lithium metal in the Western Hemisphere. We believe that we are one of only two global suppliers of butyllithium. Our primary competitors for performance lithium compounds are Albemarle Corporation and Ganfeng Lithium.
As a result of the Allkem Livent Merger, our ability to compete globally is enhanced because of our combined asset footprint, experience in upstream operations and downstream capacity. Further, some of our operational jurisdictions include countries with a free trade agreement with the United States, which enables electric vehicles using our products to qualify for the Inflation Reduction Act's clean vehicle tax credit.
Growth
According to BloombergNEF's 2023 Long-Term Electric Vehicle Outlook, under the Economic Transition Scenario ("ETS"), EV (battery electric and plug-in hybrid electric passenger vehicles) sales are expected to be approximately 41 million units in 2030, rising to approximately 75 million units in 2040, representing a penetration rate of 44% and 75%, respectively, of all passenger vehicles sold. According to EV Volumes' October 2023 global battery electric and plug-in hybrid electric passenger cars and light commercial vehicles forecast, sales are expected to be approximately 46 million units in 2030, rising to approximately 75 million units in 2035, representing a penetration rate of 45% and 68%, respectively, of all passenger cars and light commercial vehicles sold. Both BloombergNEF, and EV Volumes expect battery electric vehicles to comprise a clear majority of the EV sales mix.
According to EV Volumes, 2023 global light-duty EV (Battery Electric Vehicles and Plug-in Hybrid Electric Vehicles) sales increased approximately 35% vs 2022. Global light-duty EV adoption increased from approximately 13% in 2022 to approximately 16% in 2023; China’s light-duty EV adoption increased from approximately 27% in 2022 to approximately 34% in 2023. The strong EV demand growth in 2023 was driven by automakers' increased product offering, increased consumer awareness and adoption, national and regional governments' announced incentives, subsidies and more stringent fuel economy/carbon dioxide emissions regulations to support electrification efforts. Throughout 2023, numerous automakers announced large investments towards drivetrain electrification and laid out roadmaps for launching a growing number of competitive models across various segments and increasing targets for share of EV sales in their overall unit sales. Adoption of electric drivetrains also increased in other modes of transportation such as buses, medium- and heavy-duty commercial vehicles, two- and three-wheelers.
In 2024 and beyond, fuel economy/carbon dioxide emissions regulations for commercial vehicles coupled with environmental commitments of an increasing number of corporations are likely to propel electric commercial vehicle sales. According to BloombergNEF's 2023 Long-Term Electric Vehicle Outlook, under the ETS, electric commercial vehicles (battery electric, plug-in hybrid electric, and range extender electric light-, medium-, heavy-duty commercial vehicles) sales are expected to increase from approximately 0.4 million units in 2022 to approximately 7 million units in 2030, and to approximately 17 million units in 2040. By 2040, according to BloombergNEF, electric light-duty commercial vehicles will have 65% share of all light-duty commercial vehicles sold, electric medium- and heavy-duty commercial vehicles will have 35% share of all medium- and heavy-duty commercial vehicles sold. Additionally, BloombergNEF estimate electric buses to have 78% share of all bus sales in 2040.

Besides electrification of transportation, electricity generation continued its decarbonization trend with solar and wind installations crossing new milestones; many of these commercial-, retail- and utility-scale installations are coupled with lithium-ion battery-based energy storage systems.
In line with varying consumer preferences across regions, automakers are launching an increasing number of EVs across segments and for shorter-ranges and longer-ranges. Automakers have been introducing longer-range, bigger size, premium-performance-luxury EV models using higher energy density batteries and are increasingly doing so by using high (>60%) nickel content cathode materials. Continued strong demand for high nickel content cathode materials for automotive applications will require battery-grade lithium hydroxide in the production of cathode materials. Additionally, since late 2020, automakers have been increasing adoption of lithium iron phosphate cathode material initially for the China passenger vehicles market and subsequently for markets outside China. Lithium iron phosphate is predominantly synthesized using lithium carbonate, and thereby lithium carbonate demand has been witnessing strong growth.
As an existing, proven global producer of battery-grade lithium hydroxide, and lithium carbonate, we are well positioned to benefit from this expected increase in lithium demand from EV growth. As one of the pioneers in the lithium industry, we have relationships throughout the lithium-ion battery value chain. Across the battery value chain, product performance requirements have continued to evolve since the first lithium-ion batteries and cathode materials were introduced in the early 1990s. We have developed our application and materials knowledge by working with our customers over time to produce performance lithium compounds which meet evolving customer needs.
Our growth efforts focus on developing environmentally compatible and sustainable lithium products. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles.
_____________________________
1.Includes capital expenditures and other investing activities, inclusive of capitalized interest. See our consolidated statements of cash flows in Part II, Item 8 of this Form 10-K for further details.

Raw Materials
Lithium
Our primary raw material is lithium, and Livent obtains the substantial majority of its lithium from our operations in Argentina. Livent extracts lithium from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina, which are believed to be one of the world’s most significant and lowest cost sources of lithium, through a proprietary selective adsorption and solar evaporation process. Livent processes the brine into lithium carbonate at our co-located manufacturing facility in Fénix, Argentina and into lithium chloride at our nearby manufacturing facility in Güemes, Argentina.
For the years ended December 31, 2023, 2022 and 2021, Livent's Argentine operations produced approximately 18 kMT, 17 kMT and 16 kMT of lithium carbonate, respectively, and approximately 5 kMT, 5 kMT and 4 kMT of lithium chloride, respectively. For the years ended December 31, 2023, 2022 and 2021, Livent's combined production of lithium carbonate and lithium chloride, on a LCE basis, was approximately 21.5 kMT, 20.5 kMT and 18.5 kMT, respectively.
We have also historically purchased a portion of our lithium carbonate raw materials from other suppliers as needed.
Information about our mining properties and mineral concession rights may be found under Item 2., Mineral Properties.
Water
Our operations require fresh water. MdA, our subsidiary through which we operate the Salar del Hombre Muerto property, has water rights and all necessary permits for the supply of fresh water for its existing operations from the Trapiche aquifer, from which water is pumped from a battery of wells to its facilities. For MdA's capacity expansion, it has secured water rights for the supply of fresh water from the Los Patos aquifer and the Los Patos wells and water supply are now in service. MdA has secured the necessary permits for the current phases of its expansion, and will apply for the necessary permits for future phases of its expansion when needed. MdA and the Catamarca province regularly monitor the water and salinity levels of the Trapiche and Los Patos aquifer.
For our Olaroz brine-based operations in Jujuy, Argentina (a property operated by Allkem prior to the Allkem Livent Merger), brine is extracted from wells in the salt lake (salar) and pumped to large scale evaporation ponds. The processing of brines consumes non-potable groundwater. This is extracted and treated to be used in processing and is then returned to the evaporation ponds after processing to recover residual lithium. For our hard rock lithium operations at Mt Cattlin, Australia (operated by Allkem prior to the Allkem Livent Merger), the majority of water used for processing is sourced from in-pit dewatering and recycled water decanted from the tailings storage facility (TSF). Additional water needs are met by water sourced from licensed groundwater bores adjacent to the site as well as from rainwater collected on site.
MdA has only had to temporarily suspend water extraction once, in January 2015, due to a dispute with the Catamarca province, and its access to the water source was quickly restored. MdA also regularly evaluates supplemental supplies of fresh water. The grant of water concessions and other water rights is subject to local governmental approvals, the timing and availability of which are uncertain and may be subject to delay or denial.
In October 2015, MdA entered into a water trust agreement with the Catamarca province that was amended in 2018. Under the amended trust agreement, MdA is obligated to pay into the trust an amount equal to 1.2% of its annual sales (calculated using the annual Contractual Price described under Item 2., Mineral Properties), in lieu of any water use fees. These payments are fully reflected in our financial statements.
Energy
Our operations rely on a steady source of energy. In 2015, MdA completed construction of a 135 kilometer natural gas pipeline from Pocitos, within the Salta province, to our Fénix facilities at Salar del Hombre Muerto, which eliminated our reliance on natural gas shipments by truck. This pipeline is governed by various agreements between MdA and Recursos Energeticos y Mineros Salta, S.A., or ("REMSA"), a local natural gas sub-distributor, including a subdistribution agreement providing for contracted capacity through 2027. We are in discussions to increase our contracted capacity in advance of our needs for all phases of our expansion plans and may need to invest in additional infrastructure to support this expansion. REMSA or Gasnor S.A., another local natural gas distributor that operates in the northeast of Argentina, have no obligation to provide us the additional capacity on a timely basis or at all. If we cannot obtain such additional capacity, we would need to secure alternative arrangements to meet the increased energy needs of the planned expansion and such alternative arrangements may be less cost effective.
We are financing the construction of two gas compression plants to be built along the natural gas pipeline. One plant is being jointly financed with two other parties and will be subject to joint control and management. The other plant is being solely financed by, and will be solely controlled and managed by, MdA.
MdA also has a natural gas supply contract with Pluspetrol S.A. providing for the supply of natural gas for our Fénix manufacturing facility. This supply agreement expires in April 2024 and is typically renewed on an annual basis. We also have a purchase agreement with YPF SA for the supply of diesel fuel and gasoline to our Fénix and Güemes manufacturing facilities. This purchase agreement expires in August 2024.
For our Olaroz brine-based operations in Jujuy, Argentina, energy is generated by natural gas generators to power processes in the production plant and provide electricity. Diesel is used on site for machinery and the transport fleet. Our greatest source of energy for Olaroz is supplied by direct solar radiation and wind which is used for concentrating brine in the evaporation ponds. For our hard rock lithium operations at Mt Cattlin, Australia, diesel is used for electricity generation and for the transport fleet, plant and machinery.

Other raw materials
We purchase raw materials and chemical intermediates for use in our production processes, including materials for use in our production of the proprietary adsorbent used to selectively extract lithium from our brine in Argentina, soda ash, or sodium carbonate, for use in our production of lithium carbonate, and lithium metal for our production of butyllithium. In 2023, 2022 and 2021, costs of major raw materials for Livent represented 10%, 18% and 14% respectively, of Livent's total revenues. In 2023, 2022 and 2021, costs of major raw materials for Allkem represented 10%, 6% and 22% respectively, of Allkem’s total revenues. Major raw materials used in our current operations include soda ash, solvents, butyl chloride, hydrochloric acid, quicklime, metal, caustic soda, other reagents and CO2. We generally satisfy our requirements through spot purchases and medium- or long-term contractual relationships. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from other suppliers or maintaining safety stocks. Lime is procured locally from various suppliers with a mixture of medium-term contracts with prices tied to key consumables and long-standing relationships. Soda ash is imported from different international suppliers with a mix of medium- or long-term contractual relationships.
Temporary shortages of raw materials may occasionally occur and cause temporary price increases. For example, Livent has had past regional interruptions in raw material supply, notably in China. In recent years, these shortages have not resulted in any material unavailability of raw materials. However, the continuing availability and price of raw materials are affected by many factors, including domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and such fluctuations may have an adverse impact on our results of operations. In addition, there could be inflationary pressure on costs of the raw materials and/or services that could impact our results of operations. The impact of any future raw material shortages on our business as a whole or in specific geographic regions, including China, or in specific business lines cannot be accurately predicted. In line with recent market developments, we have seen price increases in butyllithium raw materials, especially solvents, butyl chloride and lithium metal. We have also seen significant price increases for certain of our raw materials as a result of recent global inflationary pressures.
Seasonality
Our operations in Argentina are seasonally impacted by weather, including varying evaporation rates and amounts of rainfall during different seasons, which can be heavy at times. These changes impact the concentration in large evaporation ponds and can have an impact on the downstream processes to produce lithium carbonate and lithium chloride. Heavy rainfall can damage pond liners, lead to loss of product, and make the ponds generally difficult to maintain. Our operations team continuously measures pond concentrations and models how they will change based on operating decisions. Our processes use proprietary and traditional technologies to minimize the variation of concentrations at the inlet to our plants. There was an abnormally large rain event during the last quarter of 2021. This resulted in reductions in lithium carbonate production of approximately 500 MT in 2021 for Livent.
Argentine Law and Regulation
We are subject to various regulatory requirements in Argentina under the Argentine Mining Code, the Argentine Mining Investment Law and certain federal and provincial regulations, including with respect to environmental compliance. In addition, the respective relationships between us, MdA and the Catamarca provincial government, and between Sales de Jujuy S.A. ("SDJ") and the Jujuy Energia y Mineria Sociedad del Estado ("JEMSE"), are regulated through contractual frameworks. Under the agreement between SDJ and JEMSE, SDJ may, in certain circumstances, be required to sell at market prices up to 5% of its production to the Jujuy provincial government.
The Argentine Mining Code, which sets forth the rights and obligations of both mining companies and their workers, is the principal regulatory framework under which we conduct our operations in Argentina. The Argentine Mining Code provides for the terms under which the provinces regulate and administer the granting of mining rights to third parties.
The Argentine Mining Code establishes two basic means of granting title to mining property: the exploration permit and the mining concession, both of which convey valid mining title in Argentina.
Exploration permits grant their holders the right to freely explore for minerals within the boundaries of the territory covered by that permit as well as to request the mining concession for any discoveries within the covered territory.
Once a mining concession is granted, the recipient owns all in-place mineral deposits within the boundaries of the territory covered by the concession. Mining concessions are freely tradable by the title holder and can be sold, leased or otherwise transferred to third parties. Two requirements must be met to keep a mining concession in good standing: (i) the concession holder must make regular payments of a semi-annual fee known as a canon; and (ii) the concession holder must file and perform an initial five-year expenditure plan. In addition, prior to commencing mining activities, the concession holder must submit environmental impact studies, which must be renewed at least every two years, for approval by the relevant environmental authorities.

In addition to the Argentine Mining Code, we are also subject to the Argentine Mining Investment Law. The Argentine Mining Investment Law offers specific financial incentives to mining investors, including a 30-year term fiscal stability of national, provincial and municipal tax rates upon the presentation of a suitable feasibility study; a deduction from income tax for prospecting, exploration and feasibility study expenditures; a refund of Value Added Tax fiscal credits resulting from exploration works; accelerated depreciation of fixed assets; and a 3% cap on royalties payable out of production to the province where the deposit is located. MdA's 30-year term fiscal stability certificate expires in 2026, while SDJ's 30-year term fiscal stability certificate expires in 2041. Although Sal de Vida has not yet been awarded a 30-year term fiscal stability certificate, it submitted a feasibility study in 2013. If granted, Sal de Vida's 30-year term fiscal stability certificate would expire in 2043.
MdA's fiscal stability rights under the Argentine Mining Investment Law have been challenged by the imposition of certain export taxes on our lithium chloride and carbonate exports that did not exist at the time MdA obtained its 30-year term fiscal stability certificate. For instance, in 2018, the Federal Government imposed an export duty on lithium carbonate and chloride through Decree No. 793/2018, which was in effect until December 31, 2020. In December 2019, after the change of presidential administration, the Argentine Congress passed Law No. 27,541 creating a new legal framework for export duties and establishing a new rate for mining and hydrocarbon exports not to exceed 8% on the taxable amounts or the FOB value. In December 2020, the Executive Power issued Decree No. 1060/2020 establishing a new export duty applicable to all kinds of goods effective from January 1, 2021. In the case of lithium chloride and lithium carbonate, the applicable tax rate amounts to 4.5% and no cap has been set. In 2022, Argentine authorities established a reference price for exports of certain grades of lithium carbonate, with any exports below this price being subject to investigation by Customs authorities and the possible payment of higher export duties and corporate taxes. In January 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products, which was followed by Presidential Decree No. 57/2023 in February, 2023. The Presidential Decree prospectively canceled all export rebates for lithium products. However, in November 2023, Presidential Decree No. 557/2023 reinstated a 1.5% reimbursement for lithium carbonate. To date, this has not impacted MdA's operations or finances. SDJ has been conducting its own evaluation of the impact of these differing export taxes and legal regimes.
Under MdA and SDJ's 30-year term fiscal stability certificates, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under each such certificate. Although MdA is litigating to exercise its fiscal stability rights and are requesting an administrative reimbursement with respect to the imposition of certain of such export taxes, there can be no assurance that we will seek, or be able to obtain, reimbursement or set-off.
Australian Law and Regulation
Allkem’s Australian operations are subject to a number of legislative and regulatory requirements under Australian federal and state laws. The Australian mining industry is highly regulated, and operation of a mining project depends upon the grant and maintenance of required mining tenements, agreements, authorizations, approvals, licenses and permits. The grant of a mining tenement is generally at the discretion of the relevant minister, or a mining registrar or mining warden appointed under the legislation in the relevant state or territory, and usually requires engagement with relevant indigenous groups who claim or hold native title. The grant of a mining tenement is generally at the discretion of the relevant minister, or a mining registrar or mining warden appointed under the legislation in the relevant state or territory, and usually requires engagement with relevant indigenous groups who claim or hold native title.
Mining legislation largely regulates the assessment, development and utilization of minerals in Western Australia. Except in some limited circumstances, all minerals on or below the surface of land (whether in or on private or public land) are owned by the state. As the owner of the minerals, state and territory governments are entitled to grant mining tenements, which confer rights on lessees or licensees to explore for and mine minerals. The Western Australian mining legislation provides for the grant of different mining tenements that permit exploration, mining (i.e., the taking and sale of minerals), and the development and operation of infrastructure required for mining operations, for a specified term. Those mining tenements typically include obligations to pay rent, meet annual minimum expenditure obligations, lodge regular reports with government agencies, and comply with other conditions of the mining tenement. The conduct of activities on a mining tenement will generally be subject to the tenement holder obtaining other approvals, including approvals with respect to environmental impact.
Royalties apply to the production of spodumene and are payable to the Western Australian State Government. The royalty is currently applied at a rate of 5% on the revenue realized from the sale of spodumene concentrate.
There are also extensive laws that regulate approvals for environmental impacts associated with mining and the protection of Aboriginal heritage. These laws can result in extensive conditions on approvals and encourage proponents to reach agreement with indigenous groups about how any potential harm to Aboriginal heritage can be minimized or mitigated.
Canadian Law and Regulation
Our Canadian operations are subject to Canadian federal and provincial laws and regulations. Both levels of the Canadian government regulate environmental assessments and release of contaminants to the receiving environment. In addition to federal and provincial laws, Allkem's James Bay project is also subject to the specific framework established pursuant to the James Bay and Northern Québec Agreement (the "JBNQA"). The JBNQA covers numerous matters, including land regime, local and regional government, health and education, justice and police, environmental and social protection, hunting, fishing and trapping rights and community and economic development. Other federal laws and regulations will apply at certain stages of our expected operations in Canada, including requirements relating to the protection of migratory birds and wildlife species at risk.
Environmental Laws and Regulations
We are subject to and incur capital and operating costs to comply with numerous foreign, U.S. federal, state and local environmental, health and safety laws and regulations, including those governing employee health and safety, the composition of our products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties and the reclamation of our mines, brine extraction operations and certain other assets at the end of their useful life.
Our business and our customers are subject to significant requirements under the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently, certain lithium products are undergoing a risk assessment review under REACH, which may eventually result in restrictions in the handling or use of lithium carbonate and other lithium products that we produce, which may increase our production costs. In addition, REACH regulations impose significant additional responsibilities and costs on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. South Korea has a similar Act on the Registration and Evaluation of Chemicals which is known as "K-REACH." Both REACH and K-REACH may lead to increases in the costs of raw materials we purchase and the products we sell in the European Union and South Korea, respectively. Increases in the costs of our products could result in a decrease in their overall demand. In addition, customers may seek products that are not regulated by REACH and/or K-REACH, which could also result in a decrease in the demand of certain products subject to the respective regulations. We continually monitor these laws and the regulations being adopted under them to determine our responsibilities.
In June 2016, modifications to the Toxic Substances Control Act in the U.S. were signed into law, requiring chemicals to be assessed against a risk-based safety standard and for the elimination of unreasonable risks identified during risk evaluation. Other initiatives in Asia and potentially in other regions will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products.
Liabilities associated with the investigation and cleanup of hazardous substances and wastes, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances and wastes, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally. Such liabilities may be imposed on entities that formerly owned or operated the property affected by the hazardous substances and wastes, entities that arranged for the disposal of the hazardous substances and wastes at the affected property, and entities that currently own or operate such property. Our Bessemer City, North Carolina facility is currently undergoing monitoring and remediation of contamination pursuant to a Resource Conservation and Recovery Act Part B corrective action permit. In addition, we currently have, and may in the future incur, liability as a potentially responsible party with respect to third party locations under CERCLA or state and foreign equivalents, including potential joint and several liabilities requiring us to pay in excess of our pro rata share of remediation costs.
We use and generate hazardous substances and wastes in our operations and may become subject to claims and substantial liability for personal injury, property damage, wrongful death, loss of production, pollution and other environmental damages relating to the release of such substances into the environment. In addition, some of our current properties are, or have been, used for industrial purposes, which could contain currently unknown contamination that could expose us to governmental requirements or claims relating to environmental remediation, personal injury and/or property damage. Depending on the frequency and severity of such incidents, it is possible that the Company’s revenues, operating costs, insurability and relationships with customers, employees and regulators could be impaired.
We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future.
A discussion of environmental related factors and related reserves can be found in Note 9 "Environmental Obligations" in the notes to our consolidated financial statements included in this Form 10-K.
Human Capital Management
Human Capital Management ("HCM") General Statement
The following HCM discussion refers primarily to Livent, which is Arcadium Lithium's predecessor, and Livent's workforce management approach for the year ended December 31, 2023, prior to the Allkem Livent Merger.
Since Livent’s formation in 2018, we have prioritized investing in our people as a key component of maintaining a competitive stance in our thriving industry. Our customers’ continued demand for long-term, global lithium supply to support the growth of the EV and energy storage markets reinforced the following human capital priorities for us in 2023: (i) identifying the technical skills and experience required for key areas of our expanding business; (ii) remaining nimble not only in our geographic search for talent, but also in how we review and adjust our total rewards to meet evolving candidate expectations; and (iii) supporting our employees’ continued development and career goals in an industry that continues to evolve and attract new entrants. Our commitment to being an employer of choice, as well as retaining the talent and knowledge we invest so greatly in, continues to inform how we review and enhance programs and processes for our employees each year. As we look beyond the Allkem Livent Merger to 2024, these will continue to be our priorities for the combined organization.
In 2023, Livent experienced a 6.9% global headcount increase over the previous year. This increase was driven by several factors, including: (i) our ongoing lithium hydroxide and lithium carbonate expansion efforts in the U.S. and Argentina and (ii) a focus on career development and retention of our existing talent. In 2023, our average overall turnover rate was 8.0%, which represents a decrease of 2.7% from the prior year. We have focused on assessing and retaining our talent to reinforce commitments to Diversity, Equity & Inclusion ("DE&I"), workforce career development objectives and understanding critical talent and succession planning needs. Competition for talent in critical roles supporting our expansion needs remained steady in 2023. This resulted in reviews of our total rewards design and approach to ensure we could remain geographically flexible in where to search for talent without sacrificing our ability to remain competitive.
Livent's talent management strategy continues to evolve, ensuring that we support the continued growth and development of our employees at all career levels. In 2023, we launched our learning management system supported by a broad library of content to address diverse training needs globally and functionally. We have also engaged select leaders in talent review discussions to ensure they remain engaged in understanding, promoting, and responding to the development needs of their workforce.
The health and safety of our employees remains a priority for us and drives various decision-making aspects of our business. We continue to support the physical, mental and emotional health of our employees and their families and have implemented expanded measures and incentives to do so through our 2023 employee benefit offerings. These support systems will remain available in 2024 where we have been able to offer expanded benefits and will look to make these offerings available, where possible, to our expanded workforce resulting from the Allkem Livent Merger.
In 2023, Livent's Executive Leadership Team ("ELT") and Board of Directors ("Board") continued to challenge our teams to advance their focus on (i) identifying and developing high-potential talent with experience in lithium extraction chemical processing and electric vehicle supply chain issues, (ii) global talent retention efforts, (iii) increasing our hiring of diverse talent and women, and (iv) creating an even more inclusive workplace. We worked to meet these challenges while maintaining our commitment to our customers, our employees, and the communities in which we operate, while being guided by Livent's core values:
•Safety First. We put safety at the forefront of everything we do. Simply put: the safety of everyone is everyone's responsibility.
•Be Responsible. We act ethically and honestly and advance responsible and sustainable practices in all aspects of our business.
•Constantly Innovate. We move the world forward and strive to constantly innovate through agile thinking, our industry-leading material science expertise, and an intimate understanding of our core element: lithium.
•Celebrate Differences. We celebrate our differences in perspective, background, and expertise, empowering our employees to be authentic and transparent. By encouraging employees to bring their full selves to work, we make Livent more dynamic.
•Thrive with Customers. Customers are at the heart of everything we do. By listening to and learning from them, we work together to build better lithium technologies.

Board of Directors’ Oversight of the HCM Process

Livent's Compensation and Organization Committee ("Compensation Committee") was responsible for assisting the Board in its oversight of the development, implementation and effectiveness of our policies and strategies relating to our human capital management function, including, but not limited to, those policies and strategies regarding corporate culture, talent acquisition and retention, pay equity, career development and employment practices. The Sustainability Committee of Livent's Board was responsible for assisting the Board in its oversight of our Corporate Social Responsibility programs, including those relating to community, health and safety, human rights, responsible supply chain, and DE&I. In 2023, we continued to provide the Board, Sustainability Committee and Compensation Committee with an HCM dashboard designed to help them make informed decisions impacting all areas of HCM.
Employee Safety, Health, and Wellbeing
Livent continues to assess risk, practice prevention, and put safety above all else through our actions. In 2023, we initiated global safety campaigns focused on promoting safe behaviors. The campaigns reinforced the importance of making good choices. The decisions and choices each of us make every day impact the overall safety of the site and the people who work on it. We continued the focus on safe behaviors with a campaign to reinforce the recognition of stop work triggers that we may encounter during our work activity.
We continued to comply with established standards at manufacturing facilities resulting in continued ISO certifications at our global locations. In addition, we successfully continued our certification with revalidation of our global facilities with the U.S. Customs Trade Partnership Against Terrorism and the Trade Compliance program. Through these systems we engage our employees, suppliers, customers, and key stakeholders to identify and mitigate risks to drive continual improvement in our safety, health, and environmental performance. Globally, we reported four recordable injuries in 2023.
In 2023, we continued providing programs to support our employees’ mental and emotional wellbeing. Our 2023 Mental Health Campaign focused on mental health conditions and factors that can have a substantial effect on all areas of life, such as school, or work performance, relationships with family and friends, and ability to participate in the community. The campaign covered topics including Post Traumatic Stress Disorder ("PTSD"), Suicide Prevention, Depression and Anxiety.
Finally, we initiated activities for the integration of the Livent and Allkem Employee Health & Safety management systems to build upon the best practices of each organization and continue our drive for continuous improvement.
Workforce Diversity, Equity & Inclusion
In 2023, Livent continued operations in the U.S., Asia, Europe and Argentina. Livent closed the sale of our manufacturing facility in Pantancheru, India in May 2023. Subsequent to the Allkem Livent Merger, combined geographic operations will expand in Argentina as well as into Canada and Australia. Argentina remains the only location with a unionized workforce, with approximately 299 of Livent's 582 legacy employees being union members. As of December 31, 2023, the following represents Livent's employee breakdown by region: Latin America 49.4%; North America 34.5%; Asia 9.6%; and Europe 6.5%. Livent's global gender makeup as of December 31, 2023 was approximately 74% male, 24% female, and 2% unspecified. The gender composition of Livent's senior leadership team as of December 31, 2023 was 45% female and 55% male, and Livent's Board composition was 22% female and 78% male. As of December 31, 2023 Livent and Allkem had a combined workforce of approximately 1,439 and 1,470 full-time, part-time, temporary, and contract employees, respectively. Subsequent to the Allkem Livent merger, our new global headcount will be approximately 2,900 full-time, part-time, temporary, and contract employees. We will continue to monitor our DE&I hiring efforts for the combined organization.
Racial diversity metrics continue to only be tracked in the U.S. In partnership with Livent's Black Employee Network Employee Resource Group ("ERG"), we deepened our relationship with a diverse engineering industry organization to increase Livent’s employer brand awareness and efforts to attract a more diverse talent pool for a variety of engineering roles. Through quarterly DE&I/talent reviews, we have also heightened awareness of our regional talent and challenged our global operations leaders to increase candidate diversity and employee retention. As of December 31, 2023, the breakdown of the racial diversity amongst Livent's U.S. employees is as follows:

2023 v. 2022* U.S. Diversity (LIVENT ONLY)
Asian	Black/ African American	Hispanic	Two or More Races	Native Hawaiian or Other Pacific Islander***	White	Unspecified
9%	21%	3% (no change)	1%** (+1%)	<1% (no change)	57% (-3%)	8% (+3%)

* # in parentheses indicates % change compared to 2022 data
** Was less than 1% in 2023
*** This is a new reportable category in the U.S. beginning in 2022

Livent continues to support early talent development as part of its overall recruitment strategy. We continue to recruit college-level talent in the U.S. from a broader geographical cross-section of colleges and universities to increase our diverse recruitment efforts. This has resulted in hiring a total of 7 students to serve in co-op and internship roles across a variety of functions. Combined with apprenticeship programs in the U.K., Argentina, and Asia, Livent continues to attract and hire local and Indigenous resident populations where we operate. In 2023, we hired approximately 13 temporary and full-time employees across all three programs, of which 8% were female, 38% were male and 54% were unspecified.
Livent's 2023 DE&I theme of “Growing an Inclusive Work Environment” was supported through various global and regional initiatives in partnership with our Global Ethics & Compliance team, ERGs, regional Human Resource leaders, and external consultants. As part of our commitment to DE&I and maintaining ethical standards within our workplace, regular, full-time employees participated in trainings on topics such as creating an inclusive environment; identifying microaggressions and implicit bias; and the importance of allyship. Livent ERGs played a critical role in driving DE&I initiatives across the organization in 2023, continuing to demonstrate their maturity and capability to attract employees across the organization into critical conversations while having a positive influence on our organizational culture, recruitment and retention, and the communities in which we operate. This year also marked the launch of Livent's newest affinity group, the Free to Be You Alliance, whose mission is to support members of and promote awareness around the LGBTQ+ community.

Livent ERG/Affinity Group	Year Formed	Mission	2023 Highlights
Black Employee Network ERG	2020	To provide a safe space for the Black community at work to ensure Livent is inclusive at all professional levels.
•External facilitator-led trainings on embracing one’s authentic self at work and identifying microaggressions/implicit bias
•Hosted “office hours” for employees to have a space to come and discuss DE&I topics with external DE&I facilitators
•Represented Livent and hosted a professional networking event at the 49th Annual National Society of Black Engineers Conference

LiFT Up ERG	2021	To support employees shared professional development interests.
•Launched U.S.-based Early Career Engineering Collaboration Meetings with plant leadership team
•Global and regional fireside chats and communications workshops
•Hosted World Day for Cultural Diversity Global Celebration

Global Women’s Network ERG	2021	To support Livent as an inclusive place to work for women.
•International Women’s Day & Women's Leadership events
•Hosted career development programs promoting effective communication skills
•Sponsored breast cancer awareness events in Argentina, U.S. & U.K.
•Organized various regional activities in Asia and Argentina focused on community outreach and mental health awareness

Free to Be You Alliance (LGBTQ+ Affinity Group)	2023	To foster a more supportive and inclusive workplace environment for LGBTQ+ employees and allies.	•Launched during Pride Month (June 2023) •Established 6-member global core committee to begin 2024 strategic planning
Talent Development & Management
Livent’s continued expansion efforts in Argentina and the U.S. drove key areas of our hiring efforts in 2023, particularly among our manufacturing and capital delivery functions. Livent's need to develop deeper capabilities within these areas resulted in broader, more geographically diverse talent search parameters. It also highlighted the importance of Livent managers conducting more regular talent assessments and performance conversations with their employees so that additional development areas could quickly be identified and supported as part of our overall talent retention and succession planning strategy. As such, Livent continues to challenge the approach of providing continuous learning and development opportunities for the workforce. In 2023, we filled approximately 158 jobs across all Livent functions, of which 11% were filled with internal candidates. Livent's 2023 voluntary turnover rate was 5.8%.
In 2023, Livent successfully implemented an organization-wide Learning Management System ("LMS"), providing all employees with access to a vast array of courses and learning opportunities. The LMS serves as a centralized platform for training and development, housing comprehensive training content from various departments. This approach ensures that employees have a single, unified platform for all their training needs, promoting efficiency and ease of access. The LMS stands as a cornerstone for holistic employee development, consolidating diverse training resources under one roof for the benefit of our workforce.
In conjunction with the LMS, we partnered with LinkedIn Learning to significantly enrich our learning ecosystem. Employees now have access to a vast array of courses and cutting-edge content curated by industry experts. The combined impact of the LMS and LinkedIn Learning has aligned our workforce with industry best practices and emerging trends, contributing to individual growth and organizational effectiveness.
Compensation, Pay Equity & Benefits
Livent recognizes the importance of maintaining competitive compensation and benefits programs to be able to attract and retain the talent needed to meet the demands of our evolving business and industry as well as meet the needs of all our employees. We achieve this by maintaining global market competitiveness through our annual pay for performance programs which includes annual merit adjustments, short term and long-term incentives as well as retention initiatives.
In 2023, Livent implemented the following enhancements to its compensation and benefits programs:
•Identified a need to evaluate the short-term incentive program. Implemented changes at the beginning of 2023 which enhanced market competitiveness and improved recruiting and retention efforts.
•Implemented SimplyMerit, a cloud-based HR compensation management tool, in January which enhanced managers' planning capabilities and streamlined the year-end compensation planning process.
•Participated in an Argentina peer group study to see how the compensation and benefit programs compared and implemented appropriate improvements.
•Evaluated global benefits offerings (which vary by country/region and employment classification) to offer enhancements that are responsive to the needs of employees while balancing the costs to be borne by the organization and employees. U.S. benefits include tax-deferred savings programs; medical, prescription drug, vision, and dental insurance; health savings and flexible spending accounts; life and accident insurance; short and long-term disability insurance; an employee assistance program; paid time off; family leave; and wellness incentives. Livent continues to monitor costs year-over-year and makes efforts to negotiate benefits packages that are affordable to all eligible employees. For the 2023 plan year, Livent implemented a more robust mental health benefit in the U.S. that includes an enhanced diverse network of providers tailored to the specific needs of our employees and their dependents.
•Across all our regional locations, Livent continued to promote a variety of health and wellness programs aimed at heightening awareness around mental health, maintaining healthy, active lifestyles for our employees and their families. For U.S. employees, we introduced Lyra Health, a comprehensive mental health program that offers personalized support, therapy, and resources to enhance mental well-being. Participation in mental health services through this new platform increased to 10% compared to less than 1% in prior years. Recognizing the global importance of mental health and success of the program in the U.S., we plan to extend the implementation of Lyra Health to Asia in 2024.
Social Responsibility
Livent remains committed to strong corporate social responsibility ("CSR") principles and incorporates them into all aspects of the business, tracking their impact in the communities in which we operate. Our CSR focus includes occupational health and safety; employee experience, engagement, and development; DE&I; community involvement and development; environmental actions; and human rights.
Supply Chain Human Capital Management Safeguards
Livent is committed to the objective of ensuring there is no modern slavery in our supply chains or in our business. Through our Human Rights Policy, Supplier Code of Conduct, Supplier Sustainability Policy and other internal policies, our supply chain initiatives and screening processes, and employee training, we are committed to sourcing components and materials from companies that share our values regarding respect for human rights, integrity, and environmental responsibility. We will continue to act ethically and with integrity in all our business relationships to implement and enforce effective systems and controls to prevent modern slavery in our supply chains.
Sustainability & Environmental Priorities
Sustainability remains a top priority for Livent. Livent’s 2022 Sustainability Report (published in July 2023) highlighted the theme "Reimagining Possibilities", representing our continued commitment to exploring socially responsible, ethical and environmentally conscious methods of pursuing our global expansion efforts. Subsequent to the Allkem Livent Merger, we will develop a sustainability strategy for the combined company. A copy of Livent's Sustainability Report can be found in the section captioned "Sustainability" on our website at www.arcadiumlithium.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
Community Involvement & Development
Livent believes our success is dependent upon the trust and partnership we build with our local communities. We encourage our employees globally to become sound corporate citizens and engage in community outreach in the regions in which we operate. We support our communities around the world through a range of activities, including employee volunteerism, infrastructure development, local capacity building and philanthropic giving. Community engagement activities across Livent focus on promoting safety, STEM (science, technology, engineering and mathematics) education, health and nutrition and poverty alleviation. Globally, each Livent facility runs its own community engagement activities based on the understanding of local needs. Additional information regarding our community outreach efforts can be found in the section captioned "Sustainability" on our website at www.arcadiumlithium.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.
Code of Ethics and Business Conduct
We are governed by a Code of Ethics and Business Conduct that applies to all directors, officers (including our Chief Executive Officer, Chief Financial Officer, and Controller), employees, suppliers, and contractors in their work on behalf of the Company. The current Code of Ethics and Business Conduct was adopted upon the consummation of the Allkem Livent Merger and governs the combined organization. See Item 10. Directors, Executive Officers and Corporate Governance, for more information about our Code of Ethics and Business Conduct.
A copy of our Code of Ethics and Business Conduct can be found in the section captioned "Corporate Governance" on our website at www.arcadiumlithium.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
In the course of conducting our business operations we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own business. The discussion below addresses the material factors we are currently aware of that could affect our business, results of operations and financial condition and could make an investment in the Company speculative or risky.
Summary Risk Factors:
Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks include:
•Our integration of the businesses of Livent and Allkem may be more difficult, costly or time-consuming than expected and our failure to realize the cost savings, synergies and other benefits anticipated from the Allkem Livent Merger may materially and adversely affect our future results and market value of our shares.
•Our growth depends upon the continued growth in demand for lithium and high-performance lithium compounds.
•Our inability to acquire or develop additional reserves that are economically viable, including through exploration, development or acquisition, or otherwise replace the mineral resources used in production could have a material adverse effect on our performance and future growth.
•Our business depends on the existence, availability and profitability of mineral resources and mineral and ore reserves, and determining such existence, availability and profitability is done by estimates, which are subject to inherent uncertainties.
•Production expansion efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.
•The development of our facilities is subject to the risk of unexpected difficulties or delays.
•We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs.
•Our research and development efforts may not succeed, and our competitors may develop more effective or successful products.
•Lithium prices have been volatile and may continue to be volatile, especially due to changes in demand-supply balance and the demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our ability to develop them successfully.
•We derive a substantial portion of our revenue from a limited number of customers, and the loss of, or a significant reduction in orders from, a large customer could have a material adverse effect on our business and operating results.
•We face competition in our business.
•The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues.
•Our operations and expansion plans may require additional funding or capital and we may have difficulty accessing global capital and credit markets.
•Our lithium extraction and production operations, particularly in Argentina, expose us to specific political, financial and operational risks.
•Our operations and suppliers may be subject to physical and other risks, including severe weather events, natural disasters, epidemics, pandemics, and other catastrophic events beyond our control could disrupt production, may not be fully covered by insurance.
•Severe weather events and the effects of climate change are inherently unpredictable and may have a material adverse effect on our business.
•We may not satisfy customer qualification processes or customer or government quality standards and could be subject to damages based on claims brought against us or lose customers as a result of the failure of our products to meet certain quality standards.
•Global economic conditions, including inflation, fluctuations in the price of energy and certain raw materials could have an adverse effect on our business.
•Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.
•Our joint ventures, affiliated entities and contract manufacturers may not operate according to their business plans, and our partners may fail to fulfill their obligations, which could adversely affect our results of operations and may force us to dedicate additional financial or other resources to these joint ventures, affiliates and contract manufacturers.
•We are subject to extensive and dynamic environmental and other laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business.
•Our operations are limited by our reliance on obtaining and complying with licenses, permits and other approvals required in order to operate and conduct business.
•The IRS may not agree that we are a non-U.S. corporation for U.S. federal income tax purposes as a result of the Allkem Livent Merger.
•Significant demands will be placed on our financial controls and reporting systems as a result of the Allkem Livent Merger.
•Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology systems, as well as those of third parties throughout our global supply chain.
Additional factors that could affect our business, results of operations and financial condition are discussed in the Special Note Regarding Forward-Looking Information at the end of this section. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our business, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.
Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Growth Strategy Risks:
Our company is the result of a merger of two companies with expansive operations across the world and failure to realize the cost savings, synergies and other benefits anticipated from the Allkem Livent Merger may materially and adversely affect our future results and market value of our shares.
Our company is the result of the Allkem Livent Merger, which was consummated on January 4, 2024, the rationale for which included a variety of benefits and potential cost and other synergies. If we are not able to successfully combine the businesses of Livent and Allkem in an efficient and effective manner, the anticipated benefits and synergies of the transaction may not be realized fully, or at all, may take longer to realize, or may cost more to achieve, than expected, and the value of our shares may be adversely affected. Our inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the integration process, could also have a material adverse effect on our revenues, level of expenses and operating results.
Our integration of the businesses of Livent and Allkem may be more difficult, costly or time-consuming than expected, which may materially and adversely affect our future results and negatively affect the value of our shares.
We must successfully combine the businesses of Livent and Allkem in a manner that permits anticipated benefits to be realized. The combination of two large, independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of Livent and Allkem. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits expected by Livent and Allkem from the transaction. The failure of the combined company to meet the challenges involved in successfully integrating the management and certain operations of Livent and Allkem or otherwise to realize the anticipated benefits of the transaction could cause an interruption of the activities of the combined company and could materially and adversely affect our results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, costs relating to implementation of the transaction, loss of client relationships and diversion of management’s attention, which may cause our stock price to decline. The difficulties of combining the operations of the companies include, among others:
•managing a significantly larger company;
•coordinating geographically dispersed organizations;
•the potential diversion of management focus and resources from other strategic opportunities and from operational matters;
•aligning and executing the strategy of the combined company;
•retaining existing customers and attracting new customers;
•maintaining employee morale and retaining key management and other employees;
•integrating two business cultures, which may prove to be incompatible;

•coordinating the work of an integrated workforce and certain third-party vendors;
•the possibility of faulty assumptions underlying expectations regarding the integration of certain operations;
•consolidating certain corporate and administrative infrastructures and eliminating duplicative operations;
•consolidating sourcing and procurement logistics with respect to key raw materials;
•challenges inherent in ensuring compliance with applicable laws and regulations across a greater number of jurisdictions;
•unforeseen expenses or delays associated with the transaction; and
•any actions that may be required in connection with obtaining regulatory approvals (or complying with conditions attaching to any regulatory approvals).
Many of these factors will be outside of our control and any one of these factors could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially and adversely impact our business, financial condition and results of operations. As discussed above, even if Livent and Allkem are integrated successfully, we may not realize the full benefits of the Allkem Livent Merger, including the synergies, cost savings or revenue or growth opportunities that we expect.
Our growth depends upon the continued growth in demand for lithium and high-performance lithium compounds.
Our business relies on the production and processing of lithium and we are one of a few producers of multiple performance lithium compounds. Our performance lithium compounds are a critical input in current and next generation batteries used in electric vehicle, including plug-in hybrid, applications, as well as in synthesis of pharmaceuticals and polymers. Our growth in this area is dependent upon the continued adoption by consumers of electric vehicles, the rate of development and adoption of lithium-based battery technologies, including next generation high nickel battery technologies in some electric vehicle segments, as well as the rate of growth of certain pharmaceuticals and polymers. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous factors, such as:
•potential bottlenecks and inventory imbalances in the EV supply chain, battery materials, semiconductor chips, or otherwise, causing less EV adoption and market penetration, and resulting in weaker lithium demand;
•government regulations and automakers’ responses to those regulations and regional market dynamics (including fleet electrification roadmaps, battery technology choices, and an increased focus on hybrid vehicles);
•tax and economic incentives;
•rates of consumer adoption, which are driven in part by perceptions about electric vehicle features (including range per charge), quality, reliability, safety, performance, cost and charging infrastructure;
•competition, including from other types of alternative fuel vehicles, hybrid vehicles, and high fuel-economy internal combustion engine vehicles; and
•volatility in the cost of battery materials, oil and gasoline.
Our inability to acquire or develop additional reserves that are economically viable, including through exploration, development or acquisition, or otherwise replace the mineral resources used in production could have a material adverse effect on our performance and future growth.
Our currently defined lithium reserves will decline as we continue to extract these raw materials and our mineral resource base may decline if mineral resources are mined without adequate replacement. Accordingly, our future operations depend upon our ability to define additional lithium reserves that are economically viable to replace the reserves we extract, including through the exploration and discovery of new resources, the development of potential resources or making acquisitions, each of which is subject to numerous factors beyond our control and come with a great degree of uncertainty.
Similar to other mineral resources, exploration and development of lithium resources has inherent uncertainties. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional resources that can be extracted profitably. We currently conduct exploration activities at several project sites, and current or future exploration programs may not successfully define new mineral resources. These exploration activities are highly speculative because whether a mineral resource is commercially viable depends on, among other things, the particular attributes of the deposit, such as size, grade and quality, as well as external factors such as proximity of the mineral resource to infrastructure, operating costs, commodity prices, government regulation, our ability to obtain necessary licenses or permits from relevant authorities, and other restrictions, all of which may require significant expenditures and involve numerous factors beyond our control. Once a site with potential resources is discovered, it may take several years for economic and technical studies to determine whether development is possible. During this time, the economic viability of production may change, and substantial expenditures may be required to establish recoverable proven and probable reserves and to construct extraction and production facilities.
As a result, there is no assurance that current or future exploration programs, including those at our Sal de Vida, Cauchari and James Bay properties and our jointly owned Whabouchi Mine property (operated through NLI), will be successful. There is a risk that future discoveries or acquisitions of new reserves will not offset the depletion of existing mineral reserves.

Our operations, results of operations and financial condition are dependent on the existence, availability and profitability of mineral resources and mineral and ore reserves, and determining such existence, availability and profitability is done by estimates, which are subject to inherent uncertainties.
Our reported mineral resources and mineral and ore reserves are expressions of professional judgment based on industry standards and practice, experience and knowledge, and are estimates only. Estimates of mineral resources and mineral reserves are inherently imprecise and depend to some extent on interpretations which may prove inaccurate. No assurance can be given that the estimated mineral resources and mineral and ore reserves are accurate or that the indicated level of lithium or any other mineral will be produced.
Estimates of mineral resources and mineral reserves are largely based on interpretations of geological data obtained from drill holes and other sampling techniques. Estimates may change significantly when new information becomes available and are only current at the effective date of the estimate. Actual mineralization or geological conditions may differ from those predicted, thereby highlighting the importance of reconciliation to actual production.
Additionally, no assurance can be made that any or all of our inferred mineral resources will be converted to a higher confidence resource category or will eventually become mineral reserves. Further, although our processing and manufacturing plants continue to target improvements in consistency and quality of products, they may be unable to meet production targets. Any significant difference between our mineral reserve estimates and realized production may have an adverse effect on our operations, results of operations and financial condition.
Except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a degree of uncertainty that does not allow them to be classified as reserves following application of modifying factors to determine economic viability.
The mineral resources and reserves in this Annual Report are reported as of December 31, 2023, based on technical report summaries prepared by qualified persons (as such term is defined in Regulation S-K Subpart 1300).
We acquired all of Allkem's interests in its mineral properties on January 4, 2024, upon the completion of the Allkem Livent Merger. Certain assumptions and methods used in determining mineral resources and mineral reserves for Livent’s and Allkem’s properties as of December 31, 2023 differed, including with respect to interpolations between measured concentrations, timeframes for establishing proven or probable reserves, anticipated expenditures, and long-term pricing. For additional information, see Item 2. Properties, below. We intend to harmonize the assumptions, particularly with respect to economic modeling, that we provide to qualified persons who prepare the mineral property technical report summaries determining mineral resources and reserves across all of our mining properties in the future. Although we believe the key assumptions used in the technical report summaries referenced in this Annual Report to measure mineral resources and reserves were accurate in all material respects as of December 31, 2023 (the date as of which resources and reserves are reported in this Annual Report), changes in assumptions (such as to product pricing or costs of production) resulting from such harmonization efforts, together with subsequent developments, could result in changes, including declines, in our reported mineral resources and reserves, which may be material and could negatively affect our results of operations, financial condition, stock price and prospects.
Various factors, such as commodity price fluctuations and increased production costs, capital expenditure and investment costs, may also render our mineral resources and mineral reserves unprofitable and uneconomic to develop at a particular site or for a period of time. Additionally, estimated mineral resources and mineral reserves may have to be re-estimated based on future economic conditions and actual production experience. For example, after the completion of the Allkem Livent Merger, we are reviewing our production and investment plans at certain of our mineral properties to reflect the current lithium market environment, which could impact the timing, cost or size of production expansions. These developments are not reflected in the technical report summaries referenced in or the mineral reserves as of December 31, 2023 reported in this Annual Report. It is possible that new or unforeseen developments lead to further contemplated adjustments or that the qualified persons who prepared the technical report summaries referenced in this Annual Report determine that such developments warrant a decrease in reserves in future periods. Such developments or changes in any of these factors may require us to reduce the reported amounts of mineral resources and mineral and ore reserves, which may negatively impact our operations, results of operations, financial condition and prospects.
Production expansion efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.
In order to meet growing and forecasted demands for lithium and our performance lithium compounds, particularly lithium hydroxide, we intend to expand our lithium carbonate and lithium hydroxide capacities when warranted by market conditions or long-term customer commitments. We are undergoing expansion of annual lithium carbonate production at our existing operations in Salar del Hombre Muerto and Sal de Vida in Argentina in addition to seeking alternative lithium resources. Expansion projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical, construction or equipment difficulties, lack of adequate water or energy, regulatory requirements (including permits), competition for, and scarcity of, labor and construction materials among competing regional projects, labor or civil/political unrest, community relations, logistical issues, local hiring and procurement policies and requirements, adverse weather conditions and other catastrophes, such as explosions, fires, seismic and volcanic activity, tsunamis, floods and other natural disasters and/or increasing costs and extended delivery times for new equipment could increase the cost of these projects, delay the projects or render them infeasible. There may be other future unforeseen events impacting the development of our facilities and some of these challenges may be difficult to control given that several of our facilities are located in remote geographic locations. Any significant delay in the completion of the projects or increased costs could have a material adverse effect on our business, financial condition and results of operations.
The development of our facilities is subject to the risk of unexpected difficulties or delays, and any delays or failures in development could materially and adversely affect our business, reputation, financial condition, results of operations, cash flows and ability to pay dividends.
Our ability to achieve production targets or meet operating and capital expenditure estimates on a timely and accurate basis cannot be assured, as it is dependent on the development of our facilities and projects. We and our predecessor companies have incurred and will continue to incur capital expenses during our development of Sal de Vida, Cauchari, James Bay and Whabouchi Mine properties, as well as the expansion of our manufacturing facilities in Salar del Hombre Muerto and Naraha. In connection with developing facilities, we may encounter unexpected difficulties, including shortages of materials or delays in delivery of materials, the availability of power and power generating infrastructure, facility or equipment malfunctions or breakdowns, unusual or unexpected adverse geological conditions, cost overruns, regulatory issues, local community issues, adverse weather conditions and other catastrophes, such as explosions, fires, seismic and volcanic activity, tsunamis, floods and other natural disasters, increases in the level of labor costs, labor disputes and union activities, unavailability of skilled labor and adverse local or general economic or infrastructure conditions. Further, a decline in demand for lithium products or prices could lead us to delay or abandon our current development efforts. Prior to the Allkem Livent Merger, government measures and restrictions globally as a result of COVID-19 had a negative impact on demand for our products and a negative impact on the efficient operation of our facilities, supply chains and logistics in the U.S., Australia, China, Southeast Asia, Argentina and Europe. Additionally, delayed equipment deliveries from overseas due to the COVID-19 pandemic impacted, prior to the Allkem Livent Merger, Allkem’s timing of completion for Naraha and Stage 2 of Olaroz. There may be other future unforeseen events impacting the development of our facilities. Further, some of these challenges may be difficult to control given that several of our facilities are located in remote geographic locations. Any delays beyond the expected development periods or increased costs could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and ability to pay dividends. Furthermore, failure to reach performance targets (plant availability and process recovery) and delays in ramping up of production to expected values may result in reduced financial benefits of our investments.
Further, the Whabouchi Mine is operated through NLI, which is a joint venture with IQ. The interest of IQ may differ from ours and there is no guarantee that we will reach agreement with IQ on the further development or financing of the Whabouchi Mine and related facilities.
We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs.
As part of our continuing business strategy, we may make additional acquisitions of, or investments in, companies or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, expand our access to lithium deposits in other geographic locations, or offer growth opportunities. We cannot be certain that we will be able to identify suitable acquisition or investment candidates at compelling prices.
Recent and future investments or acquisitions could pose numerous risks to our operations, including difficulty integrating the acquired operations, products, technologies or personnel; substantial unanticipated integration costs; diversion of significant management attention and financial resources from our existing operations; a failure to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and the incurrence of liabilities from the acquired businesses for environmental matters, infringement of intellectual property rights or other claims (for which we may not be successful in seeking indemnification). These and other risks relating to acquiring, integrating and operating acquired assets or companies could cause us not to realize the anticipated benefits from such acquisitions and could have a material adverse effect on our business, financial condition and results of operations.
Our research and development efforts may not succeed, and our competitors may develop more effective or successful products.
The industries and the end markets into which we sell our products experience regular technological change and product improvement. Our ability to compete successfully depends in part upon our ability to maintain superior technological capability and ability to identify, develop and commercialize new and innovative performance lithium compounds for use in our customers’ products. There is no assurance that our research and development efforts will be successful or that any newly developed products will pass our customers’ qualification processes or achieve market-wide acceptance. If we fail to keep pace with evolving technological innovations in our customers’ end markets, our business, financial condition and results of operations could be materially adversely affected. In addition, existing or potential competitors may develop products which are similar or superior to our products or are more competitively priced. If our product launching efforts are unsuccessful, our financial condition and results of operations may be materially adversely affected.

Market Risks:
Lithium prices have been volatile and may continue to be volatile, especially due to changes in demand-supply balance.
The prices of lithium have been, and may continue to be, volatile. For example, after rising substantially over the course of 2021 and 2022, lithium prices dropped substantially over the course of 2023. Some of our contracts for the sale of performance lithium compounds, in particular lithium carbonate and lithium hydroxide, have index-based or variable pricing and our lithium spodumene concentrate sales are expected to be mostly based on variable pricing terms. This can provide a benefit if lithium pricing rises, or could have a material adverse effect on our business, financial condition and results of operations when lithium pricing declines. We expect that prices for performance lithium compounds and lithium spodumene concentrate we manufacture will continue to be influenced by various factors, including regional and global demand-supply balance as well as the business strategies of major producers and users, potential distribution issues, technological advances, availability of alternatives, global economic and political developments, forward-selling activities and other macro-economic factors. Following a period of high lithium prices and subsequent substantial declines, some market analysts predict a slowdown in global lithium capacity expansion projects over the short and medium term. There is also a high degree of uncertainty about the time period involved to achieve targeted output volumes, associated operating costs, and product quality at a level that will be qualified by customers. Any future increase in the prices of lithium could potentially be demand destructive in our key end markets. Declines in lithium prices could have a material adverse effect on our business, financial condition and results of operations. For example, when lithium prices decline substantially, we may have to decrease production levels in order to maintain profitability or limit losses. Lithium price volatility could also result in delays related to the development of new and existing projects and price declines could reduce funds available for exploration, could be detrimental to the value of our assets and could reduce our mineral resources or reserves by reducing what can be economically processed at prevailing prices.
Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our ability to develop them successfully.
Our ability to successfully develop our lithium resources, including at our Sal de Vida, Cauchari, James Bay and Whabouchi Mine properties, and generate a return on investment will be affected by changes in the demand for, and market price of end products, such as lithium spodumene concentrate, lithium carbonate and lithium hydroxide. This price volatility could also result in delays related to the development of new and existing projects, could reduce funds available for exploration, could be detrimental to the value of our assets and could reduce our mineral resources or mineral reserves by reducing what can be economically processed at prevailing prices. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily global supply and demand. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. In addition, the price of lithium products is impacted by purity and performance. We may not be able to effectively mitigate against such fluctuations.
Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our customers, and downturns in our customers’ end-markets could adversely affect our sales and profitability.
We produce lithium and performance lithium compounds for application in a diverse range of end-products, including for batteries in hybrid and electric vehicles and energy storage applications and for a wide variety of industrial, pharmaceutical, aerospace, electronics, agricultural and polymer applications. Deterioration in the global economy, including recessions, or in the specific industries in which our customers compete could adversely affect the demand for our customers’ products, which, in turn, could negatively affect our sales and profitability. Many of our customers’ end-markets are cyclical in nature or are subject to secular downturns. Historically, cyclical or secular end-market downturns have periodically resulted in diminished demand for our performance lithium compounds and have caused a decline in average selling prices, and we may experience similar problems in the future.
We derive a substantial portion of our revenue from a limited number of customers, and the loss of, or a significant reduction in orders from, a large customer could have a material adverse effect on our business and operating results.
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers (see Note 4: Revenue Recognition, in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, of this Annual Report on Form 10-K). It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If we were to lose any material customer or if any such customer significantly reduced or delayed its orders, such loss, reduction or delay could have a material adverse effect on our business, financial condition and results of operations.
We face competition in our business.
We compete globally against a number of other lithium producers. Competition is based on several key criteria, including technological capabilities, product volume, service, delivery, product performance, quality, cost and price. Some of our competitors are larger, with more favorable economies of scale, access to multiple lithium resources and greater market share. They may also have greater financial resources for growth, acquisitions, expansions (including in the geographic areas where we operate) and research and development. These competitors may be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition. We may also face potential competition from substitute materials or technologies and through backward integration, alliances, partnerships within the electric vehicle supply chain, and from other mining or resource extraction and battery materials recycling companies that enter the lithium production or recycling business. This may influence our future expansion decisions or limit our ability to expand.
The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues.
Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. The pace of advances in current battery technologies, the development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of next generation high nickel battery technologies that utilize lithium hydroxide could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive. Some of these could be less reliant on lithium hydroxide or other lithium compounds, especially if the demand for batteries for use in electric vehicles outstrips the available supply of lithium hydroxide or other lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and their share in the overall mix over any time horizon. Commercialized battery technologies that use less or no lithium compounds could materially and adversely impact our prospects and future revenues.
Financial Risks:
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly or annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
•changes in our product mix or customer mix;
•changes in product quality requirements and qualification time periods;
•changes in product regulatory classifications;
•changes by electric vehicle and battery manufacturers in supply chain locations and raw material suppliers’ participation in those locations;
•the regional and global supply and inventory levels of lithium compounds;
•the timing of receipt, reduction or cancellation of significant product orders by customers, or the use of substitute products for lithium by customers;
•changes in index-based pricing of existing contracts, and the timing, duration and pricing terms of new customer contracts and renewals;
•our ability to adapt to changes in technology trends affecting the lithium industry, including new manufacturing processes;
•fluctuations in currency exchange and interest rates, and inflation;
•the effects of competitors’ actions and competitive pricing pressures, including changes in average selling prices of our products;
•changes in manufacturing costs, including energy and raw material prices and government royalties; and
•the extent, if any, to which we purchase third-party lithium carbonate meeting necessary specifications to supplement internally produced lithium carbonate from our company-owned mineral deposits in Argentina, or the extent, if any, to which we purchase third-party lithium metal, as purchasing from third parties (if available) leads to higher production costs and reduced margins.
If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.
Our operations and expansion plans may require additional funding or capital.
Our operations and expansion plans may require increases in expected capital expenditure commitments. We may require additional funding to continue or expand our business and may require additional capital in the future to, among other things, develop our projects, further expand our facilities or build additional processing capacity. Such external capital may not be available at all or may not be available on terms acceptable to us, as discussed below. Debt financing, if available on terms acceptable to us, may involve restrictions on financing and operating activities, including restrictions on distributions, and may increase compliance and reporting obligations or, in connection with project financing for one of our projects, may require certain approval rights over, or that security be given over our assets and revenues of, the financed project.
We may have difficulty accessing global capital and credit markets.

We expect to rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. The expansion of our business or other business opportunities may require significant amounts of capital. While we believe that our cash from operations, together with borrowing availability under our Revolving Credit Facility and other potential financing strategies that may be available to us, will be sufficient to meet these needs in the foreseeable future, if we need additional external financing, our access to credit markets and the pricing of our capital will be dependent upon maintaining sufficiently strong credit metrics and the state of the capital markets generally. There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing on acceptable terms, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.
Further, in the ordinary course of operations, we are required to issue financial assurances, specifically insurances and bond/bank guarantee instruments, in order to secure statutory and environmental performance undertakings and commercial arrangements. Our ability to provide such assurances is subject to uncertain factors, including external financial and credit market assessments, as well as our financial condition.
Our net leverage ratio under our Revolving Credit Facility covenants may increase during the next 12 months from the date of this filing. Compliance with our debt covenants will continue to be determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control, as well as by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside of our control. Further, our existing financing agreements for Olaroz contain, and other financing arrangements in the future may contain, a range of covenants, some of which are or may be linked to construction timetables, and there is a risk that ongoing and protracted delays in the construction of these projects, which may be caused by factors outside of our control, may result in a breach of covenants contained in the financing agreements. If we are unable to issue assurances or comply with the covenants in our current financing arrangements, our ability to obtain or maintain sufficient financing and, therefore, our liquidity, business and result of operations may be adversely affected.
The conditional conversion feature of the 2025 Notes may adversely impact our liquidity or dilute our stockholders, depending on the method of settlement.
Pursuant to the conditional conversion feature of the 2025 Notes, holders of 2025 Notes are entitled to convert the 2025 Notes at any time during specified periods at their option. The conditional conversion feature was triggered during each quarter of 2022 and 2023, and thus holders have the option to convert all or any portion of their 2025 Notes at any time through March 31, 2024. If one or more holders elect to convert their 2025 Notes (if the conditional conversion feature is triggered), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity, unless we elect to satisfy our conversion obligation by delivering solely ordinary shares of the Company (other than paying cash in lieu of delivering any fractional share). In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable or dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Significant demands will be placed on Arcadium Lithium's financial controls and reporting systems as a result of the Allkem Livent Merger.
There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Allkem Livent Merger and significant demands will be placed on Arcadium Lithium's managerial, operational and financial personnel and systems. The future operating results of the Company may be affected by the ability of its officers and key employees to manage changing business conditions and to implement, expand and revise its operational and financial controls and reporting systems in response to the Allkem Livent Merger. For example, while Livent prepared its financial statements in accordance with GAAP, Allkem prepared its financial statements in accordance with IFRS. Arcadium Lithium as the accounting successor to Livent, prepares its financial statements in accordance with GAAP. The revisions required to consolidate the financial reporting system and to switch Allkem’s reporting system to GAAP will place significant demands on the Company’s financial controls, reporting systems and accounting personnel.

Arcadium Lithium’s management will be responsible for establishing, maintaining and reporting on its internal controls over financial reporting and disclosure controls and procedures to comply with the reporting requirements of the Sarbanes-Oxley Act. These internal controls are designed by management to achieve the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and in accordance with generally accepted accounting principles. As Allkem was not subject to the Sarbanes-Oxley Act, Allkem’s independent auditor has not performed an evaluation of Allkem’s internal control over financial reporting as would be required by section 404 of the Sarbanes-Oxley Act and Arcadium Lithium's independent auditor will be required to perform such an evaluation for the combined company, covering the internal controls of the businesses of both Livent and Allkem. If Arcadium Lithium is unable to implement the necessary internal controls or identifies material weaknesses in internal control over financial reporting, the Company may be unable to maintain compliance with the relevant requirements regarding the timely filing of periodic reports with the SEC or the listing rules of the NYSE.
Operational Risks:
We have substantial international operations and sales, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.
We have historically conducted a substantial portion of our business outside the U.S. (see Note 4: Revenue Recognition, in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, of this Annual Report on Form 10-K) and will continue conduct an even greater portion of our business outside the U.S. in the future, following the consummation of the Allkem Livent Merger. Accordingly, our business is subject to risks related to foreign exchange, the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business, geopolitical tensions (such as those between China and the U.S.), corruption, global events and conflicts, such as the war in Ukraine, sanctions against Russia and possible retaliation by Russia, the tensions between China and Taiwan, global energy prices, inflation, regional recessions, and global supply chain and logistics challenges.
Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. Our results of operations may be adversely affected by any volatility in currency exchange rates and our ability to effectively manage our currency transaction and translation risks. Foreign currency debt and foreign exchange forward contracts may be used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. The Argentine peso continues to decline in value, and we currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and high cost of suitable derivative instruments.
In addition, it may be more difficult for us to enforce agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where we operate, including Argentina and China. Social and cultural norms in certain countries may not support compliance with our corporate policies including those that require compliance with substantive laws and regulations. Also, changes in laws and general economic and political conditions in countries where we operate are a risk to our results of operations and future growth. Our sales depend on international trade and moves to impose tariffs and other trade barriers, as has happened in various countries including the U.S. and China, could negatively affect our sales and have a material adverse effect on our business, financial condition and results of operations. Further, the general political and economic stability in the United States, Japan, Australia, Canada or any other country in which we may, in the future, have an interest is uncertain. Government policies are subject to change, and any changes are likely to be beyond our control but may affect our results of operations.
We and our subsidiaries are also subject to rules and regulations related to anti-bribery, anti-corruption (such as the U.S. Foreign Corrupt Practices Act), anti-money laundering, forced labor, trade sanctions, export controls, and customs matters, including duties and tariffs. Compliance with such laws may be costly and violations of such laws may carry substantial penalties. We may also be subject to complex and time-consuming investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. Such investigations or audits may subject us to increased government scrutiny, investigation and civil and criminal penalties, may result in adverse reputational consequences, and may limit our ability to import or export our products.
One of our key manufacturing facilities is located in the United Kingdom. Following Brexit, the United Kingdom and the European Union entered into the UK-EU Trade and Cooperation Agreement (the "TCA"), which is an agreement on the future trading relationship between the parties. The TCA negotiations have been concluded and the United Kingdom has begun to implement some domestic regimes in accordance with its obligations under the TCA, but given that this process is ongoing, some uncertainty remains about the terms of the trading relationship between the parties. We derive a significant portion of our revenues from sales outside of the U.S., including from the European Union. The war in Ukraine, high energy prices, conflict in the Middle East, inflation and rising interest rates have introduced significant uncertainties into global financial markets, including volatility in foreign currencies, and adversely impacted the markets in which we and our customers operate. Adverse consequences such as deterioration in economic conditions, higher taxes or adverse changes in regulation could have a negative impact on our business, financial condition or results of operations. All of these potential consequences could be further magnified if the war in Ukraine were to spread beyond its borders or continue for a protracted period of time, if a regional war breaks out in the Middle East or elsewhere, or if inflation continues to rise. Although we actively monitor the situation and update our contingency plans accordingly, any new developments could adversely affect our business, financial condition or results of operations. Given the scope and scale of our global operations, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.
Our lithium extraction and production operations, particularly in Argentina, expose us to specific political, financial and operational risks.
We and our predecessor companies have in the past obtained, and we expect to continue to source, a substantial portion of our lithium from our operations in Argentina. Our operations in Argentina expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:
•Political and financial risks that are typical of developing countries. Such risks include: high rates of inflation; risk of increased state intervention in the economy, government control of private businesses, expropriation and nationalization; changes in or nullification of concession rights, licenses and/or permits; changes in taxation policies; currency controls and restrictions on foreign exchange and repatriation; labor unrest and increased unionization; changing political norms, Presidential administrations, governing coalitions and government instability; and changes in governmental policies and regulations that favor or require us or our contractors and subcontractors to award contracts in, employ citizens of, or purchase supplies from, Argentina in the local provinces and communities where we operate and imposing penalties for noncompliance could affect our operations. In addition, changes in mining or investment policies or shifts in political attitude in Argentina concerning mining may adversely affect our operations or profitability. There can be no assurance that the current or future governments of Argentina will not impose greater state control of lithium resources or take other actions that are adverse to us. For example, the repayment of shareholder loans provided to fund the development of certain of our assets in Argentina may be subject to approval from the Central Bank of Argentina and such approval may not be obtained, if required.
•Risks associated with changes in tax laws. There are frequent changes in Argentine tax laws, including those relating to mining goods (including lithium), imports and exports, foreign exchange transactions, income taxes and corporate tax rates. In 2022, Argentine authorities established a reference price for exports of certain grades of lithium carbonate, with any exports below this price being subject to investigation by Customs authorities and the possible payment of higher export duties and corporate taxes. In January 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products. Under the tax stability certificate we have with the Argentine federal government, we are entitled to reimbursement or set-off (against other federal taxes) of any amount paid in excess of the total federal taxable burden applicable to us under such certificate. However, there can be no assurance that we will seek, or be able to obtain, such reimbursement or set-off, or that there will be no other changes in tax laws.
•Operational risks stemming from our dependence upon mining concessions granted to us under the Argentine Mining Code. We hold title to these mining concessions in perpetuity until the deposit is exhausted of all minerals, provided that we pay annual mining fees and keep the mining concessions active in accordance with the Argentine Mining Code. Failure to pay the annual fees or to keep the mining concessions active may result in revocation of our mining concessions. In addition, Argentine federal and provincial mining authorities retain broad discretion in the adoption, amendment and enforcement of new and existing mining and environmental regulations. This includes the categorization of lithium as a strategic mineral allowing for greater government control of the resource, imposition of local lithium quotas for sale to the domestic market, imposition of fines, or suspension of mining extraction or related water rights. The Governor of the Province of La Rioja categorized lithium as a strategic mineral in January 2023 and suspended the exploration permit of a foreign company.
•Risk related to relations with local communities where our assets are located. The ongoing support of local communities and the appropriate management of local community expectations is critical to the development of our activities at each of our operating locations. The failure to develop community engagement programs could create a risk of damaging those community relationships and loss of social license to operate. However, relationships with local communities may be impacted by various factors beyond our control, including, for example, social unrest or widespread social issues. Without community support and healthy community relations, our operations in the locations where our key assets are located may be adversely impacted.
•Risks of certain natural disasters. Our lithium brines and related production facilities are located in a seismically active region in northwest Argentina. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Argentina. Our production operations in Argentina could also be subject to significant rain events, as our production processes rely on natural evaporation and a significant rain event could impact our production. In the last quarter of 2021, we experienced a significant rain event in Argentina, which disrupted our production operations. If our brine site in Argentina were to suffer continuing, significant rain events, or if any of our operating facilities in Argentina were to suffer an earthquake or other natural disaster, this could have a material adverse effect on our business, financial condition and results of operations.
•Risks associated with water rights and our access to water. Access to fresh water is essential to our production operations in Argentina; we hold water use rights granted to us by provincial Argentine authorities and will need to secure additional water rights for our planned production expansion. (See Part I, Item 1 Business-Raw Materials-Water section of this Annual Report on Form 10-K.) Our operations take place in a dry, mountainous region that has limited access to fresh water. The governmental authority may seek to suspend or alter our rights, or the applicable water rights code may change, each of which may limit our access to fresh water. In addition, our access to water may be impacted by third-party claims (including local competitors who are expanding their own operations), over-permitting by the government, changes in geology, climate change (including the potential effects of climate change such as drought, changes in precipitation patterns, and severe weather events) or other natural factors, such as wells drying up or reductions in the amount of water available in the wells or sources from which we obtain water, that we cannot control. There can be no assurance that we will have access to sufficient quantities of water to support our production operations, either at current capacities or our planned production expansion, in the future. There is currently no specific regulation of wetlands at the Argentine national or provincial level. However, a wetlands bill has been introduced for debate in the Argentine Congress. If any bill is passed, our access to water in the Los Patos and Trapiche rivers and elsewhere may be affected, as it could prohibit any activity in the wetlands, including the installation of any infrastructure that could modify the hydrologic regimen, the construction of dams and mining activity.
•Risks associated with exchange rate volatility and foreign exchange controls and restrictions. Our global operations expose to the risk of changes in foreign exchange rates, particularly in the Australian dollar, U.S. Dollar, Argentine peso, Japanese yen and Canadian dollar, as prices of local materials and wages can also be materially affected by currency exchange rates. Additionally, Argentina maintains foreign exchange restrictions that are expected to remain in place until December 31, 2024. The restrictions that may impact our Argentina operations relate to: (i) a requirement that Argentine exporters repatriate proceeds allocated or earned abroad and convert them into Argentine pesos within a specified time-frame; (ii) limitations on the payment of dividends and payment for services performed by related parties, which would now generally require prior written authorization from the Argentine Central Bank (which is rarely granted); (iii) a prohibition on the purchase of foreign exchange as an investment to hedge foreign exchange fluctuations; and (iv) restrictions on payments for imported goods. In October 2022, the Argentine Government also approved a new law that provides it with discretion to restrict imports and prohibit payments abroad. This is having the effect of limiting imports of key inputs for local manufacturing, thereby creating shortages of local goods, machinery and spare parts.
•Risks associated with local labor matters. Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to increase salaries or maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. High rates of inflation have also led unions to request the renegotiation of union contracts on a more frequent basis, which may lead to labor unrest, work stoppages, and strikes, in addition to difficulties in forecasting future annual wage costs.
•Risks associated with inflation. Inflation is another risk associated with our Argentina operations. Effective July 1, 2018, Argentina was designated as a highly inflationary economy, as it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. As a result of this determination and in accordance with U.S. GAAP, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of Argentina are recorded in net earnings. We anticipate high rates of inflation will continue in Argentina.
•Risks associated with Argentina’s economy. Argentina is facing economic difficulty and there is increased state intervention in the economy. Since 2015, the Argentine economy has experienced a recession, a political and social crisis, and a significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product ("GDP") growth, and regulatory changes, the continued depreciation of the Argentine peso and increased state intervention in the economy could have a material and adverse effect on our business and operating expenses.
•Risks associated with civil or political unrest in our areas of operations. Civil and political unrest is common in Argentina and we have experienced protests and claims at our facilities in Argentina. Significant civil or political unrest in the areas of our operations could lead to a delay in or suspension of operations or our planned expansion project, delay or loss of production, damage to our facilities, or loss of license, and could negatively impact our reputation. This in turn could have a material and adverse effect on our business and operating expenses. In addition, we must comply with requirements for prior consultation of communities and ethnic groups who are affected by our planned expansion project in Argentina (including for future expansion efforts). Notwithstanding our compliance with these requirements, such communities and groups may be successful in lawsuits brought against us or civil unrest may occur, potentially leading to increased costs, operational delays and other impacts that could have a material adverse effect on our business and operating expenses.
Our operations and suppliers may be subject to physical and other risks, including severe weather events, natural disasters, epidemics, pandemics, and other catastrophic events beyond our control could disrupt production, may not be fully covered by insurance and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We conduct large-scale lithium production operations in Argentina and Australia and own, operate and/or contract with large-scale manufacturing facilities in China, Japan, the United Kingdom and the U.S. Our operating results will be dependent in part on the continued operation of the various production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.
Our operations and those of our contract manufacturers are subject to hazards inherent in lithium production and manufacturing and the related storage and transportation of raw materials, products such as butyllithium, and wastes. Exploration for and development of mineral resources, as well as the production of lithium chemicals, also involve significant risks and related environmental and safety hazards. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, seismic and volcanic activity, flooding, unusual or unexpected geological formations, wall failure, cave-ins or slides, burst dam banks, the failure of brine ponds, mechanical failure of equipment, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Argentina and Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, changing regulatory requirements, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, unilateral government actions, terrorism or war, civil or political unrest, natural disasters, power outages and energy shortages, and public health epidemics. Outbreaks of pandemic diseases, such as coronavirus, or the fear of such events, have provoked responses, including government-imposed travel restrictions and limits on access to the production facilities of our contract manufacturers. Many of our facilities, including at Salar del Hombre Muerto, Olaroz, Sal de Vida, James Bay and the Whabouchi Mine, are located in relatively remote geographic locations, which may heighten these physical risks. Additionally, mining operations involve the use of heavy machinery, which involves inherent risks that cannot be completely eliminated through preventative efforts. Some of these hazards may cause severe damage to, or destruction of, property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.
China is the largest producer and consumer of chemicals in the world, but regulation of, and safety standards within the industry has historically been weak and inconsistent. Explosions and other industrial accidents occur from time to time at chemical plants and warehouses throughout the country, often resulting in fatalities and property damage. In recent years, the Chinese government has expanded inspections, ordered the suspension of production and toughened punishments for companies that have had accidents or that violate safety standards. Manufacturers in China have also experienced sporadic power outages as a result of electricity shortages. The timing and length of these power shortages are difficult to predict. If any explosion, power outage or similar event were to occur at or near any of our facilities or contract manufacturers in China, or if the Chinese government were to impose new regulations limiting or suspending (temporarily or permanently) the operations of our facilities or contract manufacturers in China, this could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, the hazards described above could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, or negatively affect customer demand, which could in turn cause the loss of sales and customers, or could otherwise result in significant damages, threats, interruptions, or delays to our business and initiatives. Accordingly, disruption of our operations or the operations of a significant supplier or customer could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Salar del Hombre Muerto, Olaroz, Cauchari and Sal de Vida are co-located on salars (salt pans that contain brine deposits) with other lithium companies, which creates a risk of failure to maintain effective basin management practices, and which may, in turn, have long term deleterious effects on production. Production at lithium brine operations can be affected by issues related to the management of brine inventories in the brine pond systems. Management of ponds remains a complex task requiring ongoing management. Additionally, our Naraha facility faces a number of serious physical risks, including risks related to tsunamis, earthquakes, volcanic activity and radiation from the nearby Fukushima power plant. Explosions and other industrial accidents may occur at chemical plants, which could result in fatalities and property damage.
We maintain insurance, where available on commercially acceptable terms, to protect against certain risks, including certain natural disasters. However, existing insurance arrangements may not provide protection for all of the costs that may arise from insured events and no assurance can be made that we will be able to obtain or maintain insurance coverage at reasonable rates, or at all. Any insurance coverage we obtain may not be adequate and may not cover all risks or claims on acceptable terms. Losses, liabilities and delays arising from uninsured or underinsured events could have a material adverse impact on our business, financial condition and results of operations.
Severe weather events and the effects of climate change are inherently unpredictable and may have a material adverse effect on our operations, financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as heat waves, tornadoes, earthquakes, seismic and volcanic activity, tsunamis, tropical storms (including hurricanes, typhoons and cyclones), severe thunderstorms and heavy downpours, windstorms, hailstorms, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of those experienced in prior years and/or current insurance coverage limits. The incidence and severity of severe weather events and natural disasters are inherently unpredictable. In addition, climate change may increase the occurrence of certain natural events, such as: the frequency or severity of thunderstorms, windstorms, hailstorms and tornados due to increased convection in the atmosphere; extreme heat; water shortages; wildfires and landslides in certain geographies; deluge flooding and accelerated soil erosion; and hurricane, typhoon and cyclone events due to higher sea surface temperatures. Climate change may also adversely impact the demand, price, and availability of insurance.
We may not satisfy customer qualification processes or customer or government quality standards and could be subject to damages based on claims brought against us or lose customers as a result of the failure of our products to meet certain quality standards.
Since our products are derived from natural resources, they may contain impurities that may not meet certain customer or government quality standards. As a result, we may not be able to sell our products if we cannot meet such requirements. In addition, customers may impose narrower specifications and lengthier qualification processes for our manufacturing operations (or delay any approval, which could in turn delay our plant improvement or expansion plans) or stricter quality standards on our products, or governments may enact stricter regulations for the distribution or use of our products. Some of our products also have a limited shelf life, which can affect the ability of a customer to use our product and/or lead to returns and warranty claims. Failure to meet such customer and government standards could materially adversely affect our business, financial condition and results of operations if we are unable to sell our products in one or more markets or to important customers in such markets. In addition, our cost of production may increase to meet any newly imposed or enacted standards.
We warrant to our customers that our products conform to mutually agreed product specifications. If a product fails to meet warranted quality specifications, a customer could seek a replacement, the refund of the purchase price or damages for costs incurred as a result of the product failing to meet the specification. In addition, because many of our products are integrated into our customers’ products, such as lithium-ion batteries in EVs and energy storage applications, we may be requested to participate in or fund, in whole or in part, the costs of a product recall conducted by a customer if the recall issue is caused by our product.
In addition, we utilize third parties to produce or further process a portion of our performance lithium compounds. We endeavor to contract with third-party manufacturers that we believe are able to meet our delivery schedule and other requirements. Nevertheless, we may not be able to monitor the performance of these third parties as directly and efficiently as we do our own production facilities. As a result, we are exposed to the risk that our third-party providers may fail to perform their contractual obligations or may fail to meet the quality or other requirements of our customers, which may in turn adversely affect our business, financial condition and results of operations.
As with all quality control and management systems, any failure or deterioration of our systems or that of our third-party contract manufacturers could result in defects in our projects or products, which in turn may subject us to contractual, product liability and other claims. Any such claims, regardless of whether they are ultimately successful, could cause us to incur significant costs, harm our business reputation and result in significant disruption to our operations. Furthermore, if any such claims were ultimately successful, we could be required to pay substantial monetary damages or penalties, which could have a material adverse effect on our reputation, business, financial condition and results of operations.
Global economic conditions, including inflation, fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our products, our business, our financial condition and our results of operations.
The long-term profitability of our operations will be, in part, related to our ability to continue to economically and reliably obtain resources and supplies and services, including energy, raw materials, chemicals and finished products. The cost and availability of these inputs may be influenced by various factors, including market conditions, government policies, exchange rates and inflation rates, which are unpredictable and outside of our control. Further, several of our facilities are located in geographically remote regions, which could contribute to delays in or disruptions to the availability of such supplies. Our raw material and energy costs can be volatile and may increase significantly, as they have recently as a result of the war in Ukraine, the European energy crisis, conflict in the Middle East, global inflation and supply chain disruptions. In contrast, we enter into contracts for our products that are often at fixed or formula-based prices or otherwise do not permit us to pass on increased costs in sale prices immediately or at all. To the extent we are unable to obtain such resources or to pass on increases in the prices of energy and raw materials to our customers, our financial condition and results of operations could be materially adversely affected. In addition, we source a significant portion of our intermediate and finished products through contract manufacturing arrangements. An inability to obtain these supplies and services or execute under these arrangements would adversely impact our ability to sell products and could have an adverse effect on our business, financial condition and results of operations.
Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.
Our success depends on our ability to attract and retain qualified, experienced personnel in the locations in which we operate, and we rely heavily on critical executive and senior management level individuals, as well as those with niche technical skills. For example, the availability and retention of skilled personnel is highly competitive in the current market, particularly in Argentina and Australia where there are combined stressors from inflation and heightened activity and growth within the lithium and mining industries. The inability to recruit and retain key personnel under such challenging conditions, including personnel with technical skills, or the unexpected loss of such personnel may adversely affect our operations. In addition, because of our reliance on these individuals, our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other technical positions throughout the organization. If we fail to identify and develop or recruit successors and maintain our competitive advantage, we are at risk of being harmed by the departures of these key employees.
Some of our employees are unionized or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2023, Livent and Allkem had approximately 1,439 and 1,470 full time, part-time and temporary and contract employees, respectively. A large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, certain of our operations employees in Argentina are represented by provincial mining unions that must approve any changes in conditions of employment, including salaries and benefits and staff changes, which may impede efforts to restructure our workforce. In prior years, Livent and Allkem had to negotiate wage increases for our employees with these unions because of inflation in Argentina and will be expected to do so in the future. Livent has a four-year collective bargaining agreement in place at its Argentina operations that is set to expire in 2024 and includes annual salary negotiation. At Allkem's Sale de Vida project, the existing collective bargaining agreement will be replaced when the project reaches the operations phase. At Allkem's Olaroz project, the expired collective bargaining agreement is being renegotiated with the union. Many of the contractors that we use must also comply with the terms of the collective bargaining agreements they have with their own employees. A strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.
Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology systems, as well as those of third parties throughout our global supply chain.
As with all enterprise information systems, our information technology systems, including operational technology ("OT"), as well as those of various third parties on which we rely now or in the future, including our vendors, contractors, consultants and other partners (collectively, "Business Partners"), could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes, and may sustain damage from or otherwise be subject to computer viruses, malicious software, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems (including OT) are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, Business Partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure (including OT), or that of our Business Partners, or lead to data leakage. Such systems, which contain critical information about our business (including trade secrets, digital supply chain information and confidential information of our customers, Business Partners and employees), have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in such computer systems and in the loss of assets (including our trade secrets and confidential business information), which could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the security measures of our Business Partners or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, Business Partners or customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in liability to us. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations, and the devotion of additional resources to the security of such information technology systems in the future could significantly increase the cost of doing business. Our integration of the information technology systems of Livent and Allkem in connection with the Allkem Livent merger may compound such risks as a result of unforeseen circumstances, including insufficient resources, human error or the consolidation or replacement of the roles of certain Business Partners.
We rely on our Business Partners to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If the information technology systems of our Business Partners become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such incidents and to develop and implement protections to prevent future events of this nature from occurring. Additionally, if our Business Partners fail to maintain or protect their information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to their information technology systems, we or our Business Partners could have difficulty preventing, detecting and controlling such cyber breaches, and any such breaches could result in losses described above as well as disputes with our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, or results of operations.
Our inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
Protection of our patents, trade secrets, trademarks and copyrights, proprietary processes, methods, formulations, and compounds, the incorporation of such formulations and compounds into various products and other technology is important to our business. Although our existing processes and products may not be protected or protectable by patents, we generally rely on the intellectual property laws of the U.S. and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. Notwithstanding the measures we take to ensure our intellectual property assets are adequately protected, there are circumstances out of our control that may result in the loss of valuable proprietary technologies. These circumstances include the patent, trade secret and trademark laws of some countries, their enforcement (which may not protect our intellectual property rights to the same extent as the laws of the U.S.), and delays in obtaining intellectual property rights. If patents are eventually issued to us, those patents may or may not provide meaningful protection against competitors or against competitive technologies. There can be no assurance that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.
From time to time, we may license or otherwise obtain certain intellectual property rights from third parties and we endeavor to do so on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all, which could have a material adverse effect on our ability to create a competitive advantage, create innovative solutions for our customers, and provide products to our customers, which will adversely affect our net sales and our relationships with our customers.
With respect to unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets necessary to develop and maintain our competitive position, while we generally enter into confidentiality and non-disclosure agreements with our employees and third parties to protect our intellectual property, there can be no assurance that these agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. In addition, our trade secrets and know-how may be improperly obtained by other means, such as a breach of our information technology security systems or direct theft.
If we fail to successfully enforce our intellectual property rights, our competitive position could suffer. We may also be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Furthermore, other companies may duplicate or reverse engineer our technologies or design around our patents.
In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could harm our business and results of operations.
Our joint ventures, affiliated entities and contract manufacturers may not operate according to their business plans, and our partners may fail to fulfill their obligations, which could adversely affect our results of operations and may force us to dedicate additional financial or other resources to these joint ventures, affiliates and contract manufacturers.

We operate several projects through joint ventures, including Olaroz, which was developed through a joint venture with Toyota Tsusho Corporation ("TTC") and the provincial government of Jujuy and Naraha, the operations of which are managed by our joint venture partner, TTC. Our subsidiary NLI, which owns the Whabouchi Mine, is a joint venture with IQ and we also have contract manufacturing arrangements, and we may enter into further joint ventures and contract manufacturing arrangements in the future. The nature of these arrangements often requires us to share control of certain aspects of such arrangements with third parties, including a government entity in the case of NLI and Olaroz. Differences in views, motivations, objectives and priorities among parties may result in delayed decisions or failures to agree on major issues, which in turn may result in inefficiency or project delays. If these differences cause the affiliated entities, contract manufacturers or joint ventures to deviate from their business plans, our results of operations could be adversely affected and we may be required to materially change the level of our financial and non-financial commitment to such affiliated entity, contract manufacturing arrangement or joint venture.
Our feasibility studies are current only as of the date made and may not be reflective of the latest information and market conditions.
We utilize feasibility studies to estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from estimates as a result of factors including, but not limited to, changes in volumes, grades and characteristics of resources to be extracted and processed; changes in labor costs or availability of adequate and skilled labor force; changes in operating or capital expenditure assumptions, the quality of the data on which engineering assumptions were made; adverse geotechnical conditions; availability, supply and cost of water and energy; fluctuations in inflation and currency exchange rates; delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development; changes in royalty agreements, laws and/or regulations around royalties and other taxes; and weather or severe climate impacts.
For our existing mining operations in Argentina and Australia, the pre-feasibility studies referenced in the Exhibits to this Annual Report utilize geological and metallurgical assumptions, financial projections and price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable mineral reserves and mineral resources, revisions to environmental obligations, changes in legislation and/or social, political or economic environment, and other significant events associated with natural resource extraction operations. There are numerous uncertainties inherent in estimating quantities and qualities of lithium and costs to extract recoverable reserves, including many factors beyond our control, that could cause results to differ materially from expected financial and operating results or result in future impairment charges. In addition, it cannot be assumed that any part or all of the inferred mineral resources will ever be converted into mineral reserves, as defined by the SEC. See Item 2. Properties, for a discussion and quantification of our current mineral resources and reserves.
Our business could be negatively impacted by sustainability and ESG matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, regulators, government officials, community groups, employees, proxy advisory firms, the press, NGOs and other stakeholders concerning sustainability and ESG matters. From time to time, we communicate certain goals and initiatives regarding environmental matters, responsible sourcing, human rights issues, including modern slavery, corporate governance and social responsibility, including those described in our Company’s Sustainability Report as well as other disclosures. We could fail, or be perceived to fail, in our achievement of such initiatives or goals. We could also fail, or be perceived to fail, to comply with ESG performance or reporting requirements from various stakeholders across jurisdictions. Further, certain products in our supply chain (including materials, chemicals, textiles and technology) and certain services we procure (including those associated with construction, cleaning and laundry, logistics and transportation such as trucking, maritime freight and storage) are considered to be at a higher risk of being impacted by modern slavery. Any indication, real or perceived, that we have contributed to or are linked in any way to actual or perceived human rights violations, including modern slavery, or certain other violations of ESG standards for responsible production, could have an adverse impact on our business and reputation.
We could be criticized, including through social media, for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business and our reputation could be negatively impacted by such shortcomings, failings or perceptions, and this could impact employee recruitment and retention, and the willingness of customers and our partners to do business with us or our customers. Any such sustainability and ESG issues, could have a material adverse effect on our business.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings methodologies for evaluating companies on their approach to ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries.
The Company’s business and reputation could also be negatively impacted by shortcomings, failings or adverse perceptions in ESG matters of the industries and customers we serve, as well as that of the suppliers, contractors and business partners we work with.
Regulatory and Governmental Risks:

Our business and financial results may be adversely affected by various legal and regulatory proceedings.
We are involved from time to time in legal and regulatory proceedings, which may be material. The outcome of proceedings, lawsuits and claims may differ from our expectations, leading us to change estimates of liabilities and related insurance receivables.
Legal and regulatory proceedings, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct, divert management’s attention and other resources, inhibit our ability to sell our products, result in adverse judgments for damages, injunctive relief, penalties and fines, and otherwise negatively affect our business.
We and our operations, facilities, products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business.
We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, employee health and safety, the composition of our products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties (including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws) and the reclamation of our brine extraction operations and certain other assets at the end of their useful life. In addition, our production facilities require numerous operating permits. Due to the nature of these requirements and changes in our operations, we may incur substantial capital and operating costs, which may have a material adverse effect on our results of operations.
We may also incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations or permit requirements. In addition, we may be required to either modify existing or obtain new permits to meet our capacity expansion plans. We may be unable to modify or obtain such permits or if we can, it may be costly to do so. Furthermore, environmental, health and safety laws and regulations are subject to change and have become increasingly stringent in recent years. Future environmental, health and safety laws and regulations, or changes to existing laws or regulations, could require us to alter our production processes, acquire pollution abatement or remediation equipment, modify our products or incur other expenses, which could harm our business and results of operations.
If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally. Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances.
We have in the past, and may in the future, be subject to claims by third parties or employees relating to exposure to hazardous materials and the associated liabilities may be material. We also have generated, and continue to generate, hazardous wastes at a number of our facilities, including our Bessemer City, North Carolina facility, Sales de Jujuy and Sal de Vida in Argentina, James Bay, Canada, and Mt Cattlin, Australia. Additional information may arise in the future concerning the nature or extent of our liability with respect to Bessemer City, North Carolina, Sales de Jujuy, and Sal de Vida, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters.
Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmental advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any reliable scientific basis for such public statements or any controlling government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability.
We manufacture or market a number of products that are or have been the subject of attention by the European Union and United Kingdom regulatory authorities. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products. Our business and our customers are subject to significant requirements under REACH, which imposes obligation on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently, certain lithium products are undergoing a risk assessment review under REACH, which may eventually result in restrictions in the handling or use of lithium carbonate and other lithium products that we produce, which may increase our production costs.

In addition, REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. South Korea has a similar Act on the Registration and Evaluation of Chemicals which is known as "K-REACH." Both REACH and K-REACH may lead to significant compliance costs and result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated, which could also result in a decrease in the demand of certain products subject to the REACH and/or K-REACH regulations. If we fail to comply with REACH, K-REACH or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.
Our operations are limited by our reliance on obtaining and complying with licenses, permits and other approvals required in order to operate and conduct business.
To conduct our business in certain jurisdictions, we must obtain various governmental licenses, permits, authorizations, concessions and other approvals in connection with our activities, including in Argentina, Australia, the United States, China, Canada and Japan. Such required approvals are related to the laws and regulations that govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, surface rights, environmental protection, safety and other matters. Obtaining and complying with the necessary operating authorizations or governmental regulations involves inherent uncertainty and can be complex, costly and time consuming.
The duration, cost and success of our applications for these operating authorizations are contingent on many factors, including those outside of our control. A delay in obtaining or renewing, or a failure to obtain or renew, a necessary permit may delay our projects or render our projects unable to proceed. The operating authorizations that we need may not be issued, maintained or renewed either in a timely fashion or at all, which may constrain our ability to conduct mining operations and development activities, and which in turn may impact our operations, results of operations and financial condition.
Additionally, new laws or regulations may be enacted, or existing laws and regulations could be applied in a manner, which could limit or curtail our activities, and the ultimate development or operation of our assets may also be negatively impacted. Any inability to conduct our mining operations or development activities pursuant to applicable required authorizations could materially reduce our production and cash flow.
We are subject to extensive and dynamic environmental laws and regulations.
Our operations and activities are subject to the environmental laws and regulations of Argentina, Australia, Canada, China and Japan. These environmental laws and regulations are evolving to require stricter standards, enforcement behaviors, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility and liability for companies and their officers, directors and employees. Changes in environmental legislation and our required compliance with that legislation could increase the cost of our exploration, development and mining activities or delay or preclude those activities altogether.
As with all mining operations and exploration projects, our operations and activities are expected to have an impact on the environment. Accordingly, in the event of noncompliance, our operations may give rise to potentially substantial costs for environmental rehabilitation, damage control and losses that exceed our estimates. Our operations also create the possibility of regulatory intervention or litigation. All of these results could adversely impact our operations, reputation, results of operations and financial condition.
We are unable to predict the effect of changes to current environmental laws and regulations or additional environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would materially increase our cost of doing business or affect our operations in any area. New environmental laws, regulations or stricter enforcement policies (especially those relating to the challenges posed by climate change and the transition to a lower-carbon economy), once implemented, may require us to incur significant expenses and undertake significant investments which could have a material adverse effect on our business, financial condition and results of operations.
Our operations are impacted by our relations with local communities and may also be subject to native title and heritage legislation, including in Australia and Canada, which may prevent us from obtaining required permits and licenses in a timely manner, or at all.
The ongoing support of the local communities, including Indigenous communities, and the appropriate management of local community expectations are critical to our operational and development activities at many of our locations. Our relationships with local communities may be impacted by various factors outside of our control, including, for example, traditions, land use customs, social unrest or widespread social issues. Without support and healthy relations with local communities surrounding our key assets, our operations may be adversely impacted.
We operate in jurisdictions that are governed by native title and heritage legislation, including in Australia and Canada. Native title and heritage legislation may affect our ability to gain access to prospective exploration areas or obtain required permits and licenses. We may, from time to time, be required to negotiate with Indigenous landowners and First Nations peoples for access and other rights required in order to mine on particular properties. There may be significant delays and costs associated with these negotiations in order to reach an agreement acceptable to all relevant parties. This may delay or halt our operations and development activities in certain areas and adversely affect our financial results.
The IRS may not agree that we are a non-U.S. corporation for U.S. federal income tax purposes as a result of the Allkem/Livent Merger.
Under current U.S. federal income tax law, a corporation is generally considered for U.S. federal income tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Accordingly, under generally applicable U.S. federal income tax rules, the Company, which is incorporated under the laws of the Bailiwick of Jersey and is an Irish tax resident, would be classified as a non-U.S. corporation (and, therefore, not a U.S. tax resident) for U.S. federal income tax purposes. Section 7874 of the Code, however, contains rules that may cause a non-U.S. corporation to, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. If the Company were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantial U.S. tax liability, in addition to tax liability in its country of residence, and the gross amount of any dividend payments to its non-U.S. holders could be subject to U.S. withholding tax.
The Company does not expect to be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code. However, the application of the rules under Section 7874 of the Code is complex and subject to uncertainty, and there is limited guidance regarding their application. Moreover, the application of Section 7874 of the Code to the facts and circumstances of the Allkem Livent Merger is uncertain. Finally, if a transaction is a potential "third-country" transaction, the threshold U.S. ownership percentage (determined in accordance with the Section 7874 rules) for treatment of the relevant corporation as a U.S. corporation under Section 7874 is lower (i.e., 60%) than if the transaction were not a potential "third-country" transaction (i.e., 80%). Because the Allkem Livent Merger is a potential third-country transaction, the 60% ownership test, rather than the 80% ownership test, will apply to determine whether the Company is treated as a U.S. corporation under Section 7874 of the Code. The Section 7874 ownership percentage of the Livent stockholders was determined to be less than 60%. Therefore, the Company believes that the Allkem Livent Merger will not be treated as a "third-country transaction" as that term is used in the applicable Treasury Regulations.
If the IRS were to successfully challenge under Section 7874 of the Code the Company’s status as a non-U.S. corporation for U.S. federal income tax purposes, the Company and certain shareholders of the Company would be subject to significant adverse tax consequences, including a higher effective corporate tax rate on the Company and future withholding taxes on certain shareholders.
If we are a passive foreign investment company, U.S. holders of our shares could be subject to adverse U.S. federal income tax consequences.
Based on the composition of our income, assets and operations, we believe we were not a passive foreign investment company ("PFIC") for U.S. federal income tax purposes for the 2023 taxable year. If we or any of our subsidiaries is a PFIC for any taxable year, or portion thereof, that is included in the holding period of a U.S. holder of our ordinary shares, such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. There is no assurance that the Company was not a PFIC for U.S. federal income tax purposes for the 2023 taxable year or will not be a PFIC for U.S. federal income tax purposes for future taxable years.
If a U.S. investor is treated for U.S. federal income tax purposes as owning directly or indirectly at least 10% of our shares, such U.S. investor may be subject to adverse U.S. federal income tax consequences.
For U.S. federal income tax purposes, if a U.S. investor is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such U.S. investor may be treated as a "United States shareholder" with respect to the Company, or any of our non-U.S. subsidiaries, if the Company or such subsidiary is a "controlled foreign corporation." A non-U.S. corporation is considered a controlled foreign corporation if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation is owned or is considered as owned by applying certain constructive ownership rules, by United States shareholders on any day during the taxable year of such non-U.S. corporation. As we have U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations under certain attribution rules regardless of whether we are treated as a controlled foreign corporation.
Under these rules, certain U.S. shareholders (that directly or indirectly own at least 10% of the value or voting power of our shares) may be required to report annually and include in their U.S. federal taxable income their pro rata share of our non-U.S. subsidiaries' "Subpart F income" and, in computing their "global intangible low-taxed income," "tested income" and a pro rata share of the amount of certain U.S. property held by the subsidiaries regardless of whether such subsidiaries make any distributions. Failure to comply with these reporting obligations (or related tax payment obligations) may subject such U.S. shareholder to significant monetary penalties and may extend the statute of limitations with respect to such U.S. shareholder’s U.S. federal income tax return for the year for which reporting (or payment of tax) was due. The Company does not intend to assist U.S. investors in determining whether we or any of our non-U.S. subsidiaries are treated as a controlled foreign corporation for U.S. federal income tax purposes or whether any U.S. investor is treated as a United States shareholder with respect to any of such controlled foreign corporations or furnish to any investor information that may be necessary to comply with reporting and tax paying obligations if we, or any of our non-U.S. subsidiaries, are treated as a controlled foreign corporation for U.S. federal income tax purposes. U.S. investors who directly or indirectly own 10% or more of the combined voting power or value of our shares are strongly encouraged to consult their own tax advisors regarding the U.S. tax consequences of owning or disposing of our shares.
Changes to the global tax regime may adversely affect our effective tax rate, potential tax liability, operations or financial performance.
In August 2022, the Inflation Reduction Act (the "IRA") was signed into law, which includes implementation of a new corporate alternative minimum tax (the "CAMT"), among other provisions. The CAMT imposes a minimum tax on the adjusted financial statement income ("AFSI") for "applicable corporations" with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test but would only be subject to CAMT if the three-year average AFSI of its U.S. members, U.S. trades or business of foreign group members that are not subsidiaries of U.S. members, and foreign subsidiaries of U.S. members exceeds $100 million. Although we currently do not believe that the CAMT will have a significant impact on our tax results, there are a number of uncertainties and ambiguities as to the interpretation and application of the CAMT, and it is possible that any future guidance with respect to the interpretation and application of the CAMT could result in the CAMT having a material effect on our liability for corporate taxes and our consolidated effective tax rate.
On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the "Inclusive Framework") published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD members who have agreed to the plan, effective in 2024. On December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states are expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective on or after December 31, 2023.
The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. Throughout 2023, the Inclusive Framework released technical and administrative guidance on the implementation of pillar two, including the provision of temporary and permanent safe harbors, reporting requirements and clarifications on the application of the rules. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in all countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate, could have a material effect on our liability for corporate taxes and our consolidated effective tax rate. A number of the jurisdictions in which we operate have enacted their local implementation of the Pillar Two Rules already, while others have published draft legislation or started the legislative process. But, to date, the majority of the countries in which we operate have not enacted or substantively enacted pillar two rules as part of their national laws. As each country will legislate their own legislation, this may create uncertainties and ambiguities as to the interpretation and application of the pillar two rules, and while consultation on a number of areas remains ongoing, we will continue to monitor developments closely.
Pillar two rules provide primary taxing rights to the jurisdiction of the ultimate parent entity’s tax residence. As we intend to maintain tax residency solely in the Republic of Ireland, the transposition by the Government of Ireland of the pillar two rules into domestic legislation will be of particular relevance to us. The Government of Ireland transposed the pillar two rules into domestic legislation as part of the Finance (No. 2) Act 2023 (the "Finance Act"). The Finance Act included an Income Inclusion Rule (IIR) and an Undertaxed Profits Rule (UTPR), as well as a Qualified Domestic Top-up Tax (QDTT). The IIR and QDTT will take effect for fiscal years commencing on or after December 31, 2023 and the UTPR will take effect for fiscal years commencing on or after December 31, 2024. The Finance Act closely follows the EU Minimum Tax Directive and OECD Guidance released to date, including the latest Guidance issued on December 18, 2023 which was incorporated by the Minister of Finance through a Ministerial Order on December 20, 2023. For completeness, the Government of Jersey also confirmed its approach to pillar two in a statement on May 19, 2023, where it stated that its intention was to implement the income inclusion rule and a domestic minimum tax to provide a 15% effective tax rate for large in-scope multinational enterprises from January 1, 2025. On the assumption that we will maintain our tax residency solely in the Republic of Ireland, the transposition of the pillar two rules by the Government of Jersey into domestic legislation should not have application to us. Our expectation is that this would impact us only if we were in the future to become tax resident in Jersey, or to have Jersey tax resident entities within our group.

In addition, on February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred.
We intend to maintain tax residency solely in the Republic of Ireland. However, were we to be treated as tax resident in an alternative or additional jurisdiction, this could increase the aggregate tax burden on us and our shareholders.
Under Irish law, a company will generally be resident for tax purposes in Ireland if it is either incorporated in Ireland or (if it is not incorporated in Ireland) if the place of its central management and control is in Ireland. This is subject to any alternative position under any applicable double taxation treaty. We are and will remain incorporated and registered in the Bailiwick of Jersey, so will not be presumed automatically to be an Irish resident for tax purposes. The concept of central management and control is fact based and takes into account a number of factors including where our high-level policy and strategic decisions are taken, namely the decisions normally made by the board of directors. Our senior management intends to satisfy all requirements to maintain Irish tax residency by ensuring that central management and control of the combined company continues to rest in Ireland. Our senior management also intends to ensure that we do not establish a tax residency in any other jurisdiction, whether as a result of having our effective management in any other jurisdiction or otherwise. If, however, Irish tax residency is not maintained, or if tax residence is established elsewhere, this could increase the amount of tax payable by us and our shareholders.
Unanticipated changes in our tax provisions, variability of our effective tax rate, the adoption of new tax legislation or exposure to additional tax liabilities could impact our results of operations.
Any change in tax law, interpretation or practice, or in the terms of tax treaties, in a jurisdiction where we and our subsidiaries are subject to tax could increase the amount of tax payable by us and our subsidiaries, either in respect of the Allkem/Livent transaction or in respect of the operations of the Company and its subsidiaries. These changes could negatively affect our financial performance.
We operate in multiple jurisdictions that have differing tax laws and are subject to audit by tax authorities in these jurisdictions, which contributes to the volatility of our effective tax rate. Our future effective tax rates may change from year to year and may be materially impacted by numerous items including: changes in the mix of activities and income earned among the different jurisdictions in which we and our subsidiaries, including Livent and Allkem, operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which they will operate; changes in eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating the provision and accruals for these taxes. Such changes could result in a substantial increase in the effective tax rate on all or a portion of the income of the Company and its subsidiaries.
We have favorable tax concession arrangements with certain tax jurisdictions, which provide for reduced tax rates of income tax, and in certain cases various other taxes. These arrangements are generally valid for a fixed term, subject to renewal at the option of the tax authority. In certain cases, the arrangement is subject to specified conditions which, if not satisfied, may result in the reduction or elimination of the associated beneficial tax arrangement. There can be no assurance that we will be able to renew any favorable tax concession arrangements upon their expiration, or that we will successfully satisfy the conditions required in order to retain any such arrangements. If we are unable to renew any such arrangements or if we do not satisfy the associated conditions, we may lose the benefits of such arrangements, which may have a material adverse effect on our business, financial condition, cash flows and profitability.
We face risks of materially significant adverse outcomes from Tax and Customs Audits.
We are subject to tax and customs audits in all jurisdictions where we operate, including by U.S., Canadian, Australian, Chinese, Japanese, Argentine and other Tax and Customs authorities. These authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, tax positions taken with respect to various corporate transactions, or other matters, and may assess additional taxes as a result. There can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our tax liabilities.
Risks Related to Ownership of Our Ordinary Shares:
Our stock price may fluctuate significantly, even in the absence of material updates to company projections or outlook.
The trading price of our ordinary shares is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions or investor sentiment in the broader stock market, the end markets into which we sell our products, or our industry in particular;

•Our ability to achieve the benefits, synergies and cost savings in connection with the Allkem Livent Merger;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•our capital financing decisions and debt levels;
•mergers, acquisitions, joint ventures, divestitures, corporate reorganizations, and other strategic activity;
•introduction of new products and services by us, our competitors or customers;
•issuance of new or changed securities analysts’ reports or recommendations;
•the impact of retail investor activity and large block trades;
•additions or departures of key personnel;
•regulatory developments;
•litigation and governmental investigations;
•economic and political conditions or events; and
•changes in investor perception of our market positions based on third-party information.
These and other factors may cause the market price and demand for our ordinary shares to fluctuate substantially, which may limit or prevent investors from readily selling their shares of ordinary shares and may otherwise negatively affect the liquidity of our ordinary shares. In addition, when the market price of a stock is volatile, certain holders of that stock may institute securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit or any future securities class litigation that may be brought against the company.
The trading market for our ordinary shares will also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly or accurately, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Certain provisions of our Articles of Association could delay or prevent a takeover of the Company by a third party.
Our articles of association could delay, defer or prevent a third party from acquiring the Company, despite any possible benefit to our shareholders or otherwise adversely affect the price of our shares. For example, our articles of association:
•permit our board of directors to issue one or more series of preferred shares with rights and preferences designated by our board of directors;
•impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;
•require that all vacancies on our board of directors be filled by the Company's other directors; and
•prohibit certain business combinations with an "interested" shareholder / member unless approved by our board of directors.
These provisions may discourage potential takeover attempts, discourage bids for our shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our shares. These provisions could also discourage proxy contests and make it more difficult for our shareholders to elect directors other than the candidates nominated by our board of directors.
We have not declared or paid any cash dividends in the past and are not declaring or paying cash dividends at this time, and payment of dividends to our shareholders is subject to the discretion of the board of directors and may be limited by Jersey law, which may deter certain investors from purchasing our stock.
Any future determination to pay dividends will be at the discretion of our board of directors in accordance with applicable law and will be dependent upon our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, legal requirements, including limitations under Jersey law, and other factors that our board of directors considers relevant. The board of directors may, in its sole discretion, commence dividend payments, change the amount or frequency of dividend payments or discontinue the payment of dividends entirely. For these reasons, you will not be able to rely on dividends to receive a return on your investment. At this time, no declaration or payment of cash dividends has been made or planned.
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in Item 1. Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K, in our other filings with the SEC, or in reports to our stockholders.
In some cases, we have identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements"

within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements may include projections of our future results of operations, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed in Item 1A "Risk Factors" of this Form 10-K. You should specifically consider the numerous risks outlined under "Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Cybersecurity Risks
Cybersecurity Risk Management and Strategy
Arcadium Lithium is committed to protecting its information systems and data from unauthorized access, use, disruption, and destruction. Our cybersecurity risk management strategy is designed to detect, assess, and manage cybersecurity risks in an organized and effective manner with active involvement from the board of directors and management. We also endeavor to actively maintain and monitor our cybersecurity program to stay ahead of the emerging cybersecurity threat landscape.
Our cybersecurity program includes the following key elements:
•Enterprise Risk Management ("ERM") process to identify and prioritize cybersecurity risks.
•Strong cybersecurity program that conforms to the National Institute of Standards and Technology framework, including a zero-trust model, monitoring, and threat intelligence.
•Cybersecurity awareness training program to educate employees about risks and how to detect malicious attack attempts.
•Cybersecurity Incident Response plan that is tightly integrated with the Global Crisis Management Plan to effectively respond and recover from material incidents.
•Risk-based security architecture designed to protect our most critical assets from the most common threats.
•Maintenance of a cybersecurity insurance policy.
Our ERM program is maintained and overseen by a cross-functional team of business leaders from across the organization. The program incorporates regular sessions to review the Company's overall risk posture, identify new risks and develop mitigation strategies. ERM matters are reviewed with the Risk Council Review Committee and are ultimately overseen by the Audit Committee of the Board of Directors, which regularly meets with and receives guidance and support from the Board of Directors.
Board of Directors Oversight of Cybersecurity Risks
The Board of Directors is responsible for overseeing Arcadium Lithium's Enterprise Risk Management, which includes cybersecurity reporting.
The process includes:
•Receipt of regular updates from the Audit Committee of the Board of Directors on the latest cybersecurity risk posture and overall effectiveness of the Company's cybersecurity program.
•Independent reviews of the Company's cybersecurity program through the SOX audit process.
•Regular discussions about cybersecurity risks at meetings of the board of directors.

Management's Role in Assessing and Managing Material Risks from Cybersecurity Threats
Our management team has a comprehensive understanding of the Company's cybersecurity posture and associated risks. The team possesses significant expertise and experience to develop, implement and maintain appropriate cybersecurity controls to reduce risk and seek to keep the Company safe from malicious attacks.
Furthermore:
•Management regularly assesses company risk posture using internal reporting and monitoring tools.
•Management develops and implements mitigation strategies that are based on industry best practice.
•Management monitors and maintains the effectiveness of the cybersecurity program through penetration testing and regular assessments.

The management team also works with external advisors, partners, and auditors for expert guidance on all cybersecurity-related matters.
To date, no cyber threats have materially adversely affected the Company.

ITEM 2. PROPERTIES
Arcadium Lithium has eight operational manufacturing facilities in six countries, in addition to our lithium extraction operations in Salar del Hombre Muerto and in Salar de Olaroz, Argentina and in Mt Cattlin, Australia. We have 17 facilities in nine countries to support our sales, marketing, research and development and other administrative needs, including our leased offices in Philadelphia, Pennsylvania. The properties include Allkem’s manufacturing facilities, extraction operations and other properties acquired in the Allkem Livent Merger. Our research, development and innovation facilities are located in Bessemer City, North Carolina.
We have long-term mineral rights to the lithium reserves in mineral properties in Argentina and Australia and in development stage properties in Canada. We require the lithium brine, lithium spodumene and lithium products that are mined from the reserves of our production stage properties, without which other sources of raw materials would have to be obtained. See "Item 1. Business" included in this Form 10-K for further discussion of our raw materials.
We believe all of our facilities are in good operating condition. The function and location of our owned or leased properties is presented in the table below:

Location	Function	Leased/Owned

United States
Philadelphia, Pennsylvania	Corporate Administrative	Leased
Bessemer City, North Carolina	Manufacturing and Research	Owned
Charlotte, North Carolina	Sales and Administrative	Leased
South America
Fénix, Argentina (located within the Salar del Hombre Muerto)	Lithium Extraction and Manufacturing	Owned
Guëmes, Argentina	Manufacturing	Owned
Catamarca, Argentina	Administrative	Leased
Salta, Argentina	Administrative	Owned
Pocitos, Salta, Argentina	Transfer Station	Land use right so long as we have our mining concession
Salar de Olaroz, Jujuy, Argentina	Lithium Extraction and Manufacturing	Owned(1)
Salar de Cauchari, Jujuy, Argentina (Cauchari Project)	Lithium Extraction and Manufacturing (currently under development)	Owned
Sal de Vida, Argentina (located within the Salar del Hombre Muerto) Catamarca	Lithium Extraction and Manufacturing (currently under development)	Owned
Ciudad de Buenos Aires, Buenos Aires, Argentina	Regional Headquarters	Leased
San Salvador de Jujuy, Jujuy, Argentina	Administrative	Leased
San Fernando del Valle de Catamarca, Catamarca, Argentina	Administrative	Leased

Europe
Bromborough, United Kingdom	Manufacturing and Sales	Leased
Asia
Zhangjiagang, China	Manufacturing	Land use right, building owned
Shanghai, China	Sales and Administrative	Leased
Tokyo, Japan	Sales	Leased
Naraha, Fukushima, Japan	Manufacturing	Owned(2)
Seoul, South Korea	Sales	Leased
Singapore	Operations and Administrative	Leased
Canada
Whabouchi Mine, James Bay region of Québec	Production of lithium spodumene minerals and lithium concentrate (currently under development)	Owned(3)
Bécancour, Québec	Manufacturing (currently under development)	Owned(3)
Matagami, Québec	Transfer Station	Owned(3)
James Bay, Québec	Production of lithium spodumene minerals and lithium concentrate (currently under development)	Owned
Montreal, Québec	Administrative	Leased
Toronto, Ontario	Administrative	Leased
Australia
Mt Cattlin, Western Australia	Production of lithium spodumene minerals and lithium concentrate	Owned
Perth, Western Australia	Administrative	Leased
Brisbane, Queensland	Administrative	Leased
__________________
1.Olaroz is owned through a joint venture with ownership of 66.5% by Arcadium, 25% by TTC and 8.5% by JEMSE. Cauchari is wholly owned by Arcadium.
2.Naraha is owned through a joint venture, TLC, with economic ownership of 75% by Arcadium and 25% by TTC.
3.Whabouchi and Bécancour, are 50% owned through Nemaska Lithium Inc., a joint venture. The remaining 50% economic interest in NLI is owned indirectly by the government of the province of Quebec, Canada, through Investissement Québec.

Mineral Properties
Set forth below is information regarding our mining properties, which has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, issued by the SEC. As used in this Annual Report on Form 10-K, the terms "mineral resource," "measured mineral resource," "indicated mineral resource," "inferred mineral resource," "mineral reserve," "proven mineral reserve" and "probable mineral reserve" are defined and used in accordance with subpart 1300 of Regulation S-K ("Subpart 1300"). Under Subpart 1300 of Regulation S-K, mineral resources may not be classified as "mineral reserves" unless the determination has been made by a qualified person, as defined in Subpart 1300 ("QP"), that the mineral resources can be the basis of an economically viable project.
Except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a degree of uncertainty as to their existence that is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, it cannot be assumed that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, that it will ever be upgraded to a higher category, or that all or any part of the inferred mineral resources will ever be converted into mineral reserves. All currency references are in US dollars unless otherwise stated.
Overview
The mineral property information presented below includes the mineral properties owned by Livent (our predecessor) and Allkem at December 31, 2023. We acquired all of Allkem's interests in its mineral properties on January 4, 2024, upon the completion of the Allkem Livent Merger. In certain cases, the assumptions and methods in determining mineral resources and mineral reserves for Livent's and Allkem's properties as of December 31, 2023 differed, as noted in the text and the footnotes that accompany the tables below, and in the technical report summaries (each technical report summary, a "TRS") prepared by various QPs, as described below. Where these differences arise they are mainly related to differences in professional opinion or judgement amongst the various QPs responsible for preparing the TRSs, which in certain cases may be based on information provided by Livent's and Allkem's respective management teams at the time the TRSs were prepared. Examples of the differences in approaches taken between legacy Livent and Allkem for resource and reserve reporting include: the interpolation methods used to estimate lithium between measured concentration, timeframes for establishing proven or probable reserves, anticipated expenditures and long-term pricing. Arcadium Lithium intends to harmonize its economic modeling approach accross all of its mineral properties in the future. Although we believe the key assumptions used in the TRSs to measure mineral resources and reserves were accurate in all material respects as of December 31, 2023, such harmonization, along with new developments after that date, could result in changes in the amounts of mineral resources and reserves that we report in the future. See Item 1.A. “Risk Factors—Growth Strategy Risks— Our operations, results of operations and financial condition are dependent on the existence, availability and profitability of mineral resources and mineral and ore reserves, and determining such existence, availability and profitability is done by estimates, which are subject to inherent uncertainties.
At December 31, 2023, Livent (our predecessor) had two mining properties. Livent's sole production stage property, Project Fénix, is located in Salar del Hombre Muerto, in Catamarca Province, Argentina. We refer to this region as "Salar del Hombre Muerto" or "SdHM" and to this mining property in the region as the "SdHM property." Livent also owns an 50% economic interest (through a joint venture, as discussed further below) in a development stage property in the James Bay area, near the community of Nemaska, in the Province of Québec, Canada. We refer to this property as the "Whabouchi Mine," which we expect will provide spodumene concentrate to a lithium hydroxide conversion facility under construction in Bécancour, Québec. Together, the Whabouchi Mine and the Bécancour lithium hydroxide conversion facility are part of the "Nemaska Integrated Lithium Project."
At December 31, 2023, Allkem had five mining properties. Allkem’s sole production stage property is located in Mt Cattlin, Western Australia. We refer to this mining property as "Mt Cattlin." The Salar de Olaroz property located in Jujuy Province, Argentina has started extraction without determining mineral reserves. We refer to this mining property as "Olaroz." Olaroz is owned by Allkem through a joint venture with ownership of 66.5% by Allkem, 25% by TTC and 8.5% by JEMSE (a Jujuy provincial mining body) and, pursuant to Subpart 1300, is reported in this "Properties" section only for the portion of production and mineral resources attributable to Allkem’s interest in the property.
Allkem owns three development stage mining properties located in James Bay, Quebec, Canada, Salar de Cauchari in Jujuy Province, Argentina, and Sal de Vida in Catamarca Province, Argentina. All three are development stage properties, and we refer to them as "James Bay," "Cauchari," and "Sal de Vida," respectively.
The approximate locations of our mining properties are indicated on the map below:

James Bay, Canada
(Ownership 100%)
Whabouchi, Canada[1]
(Ownership 50%)
Mt Cattlin, Australia
(Ownership 100%)
Olaroz, Argentina
(Ownership 66.5%)
Cauchari, Argentina
(Ownership 100%)
Salar del Hombre Muerto, Argentina
(Ownership 100%)
Sal De Vida, Argentina
(Ownership 100%)

Location date as of January 4, 2024

[1] Non-operating partner

Operating Asset

Development Asset / Project

Detail on the location, ownership, operations of and other relevant information about our mineral properties (including our Mt Cattlin, Olaroz, Sal de Vida, Cauchari and James Bay properties, which were owned by Allkem as of December 31, 2023 and acquired by us on January 4, 2024 in the Allkem Livent Merger) is contained below under "Material Individual Properties."
Production
Aggregate annual production for our mining properties (including properties that were owned by Allkem as of December 31, 2023, prior to the Allkem Livent Merger) for the three years ended December 31, 2023 is shown in the below table.

	Aggregate Annual Production (metric tons)
	Fiscal year ended December 31,
Lithium (Lithium metal)(1)	2023	2022	2021

Australia
Mt Cattlin	5,891	5,036	4,670
Argentina
Salar del Hombre Muerto (2)	4,168	3,962	3,529
Olaroz(3)	2,218	1,744	1,621
Sal de Vida(4)	—	—	—
Cauchari(4)
Canada
Whabouchi Mine(4)	—	—	—
James Bay(4)	—	—	—
Total lithium metal	12,277	10,742	9,820
_________________

1.Lithium production amounts shown as lithium metal. Conversion to LCE is 0.1878 metric tons of lithium metal to 1 metric ton of LCE (i.e., a conversion factor of 5.323). Table does not include non-lithium production amounts, including tantalum (which production is immaterial to us). Production data is not comparable to information reported in Item 1. "Business".
2.Combined lithium carbonate and lithium chloride production reported on a lithium metal basis.
3.Lithium metal production from Olaroz represents 66.5% of production of Olaroz, which is attributable to our interest in the Olaroz joint venture.
4.Development stage properties.

The extracted brine or hard rock from the mineral properties is processed at facilities on location (as described below) or processed, or further processed, at other facilities. See the individual property disclosure under "Material Individual Properties" below for further details regarding mineral rights, titles, property size, permits, licenses and other information for our production stage, exploration stage and development stage properties and related projects.
Mineral Resources
The following table provides a summary of our reported mineral resources, exclusive of reserves, as of December 31, 2023 (including the resources of the Allkem properties we acquired on January 4, 2024 in the Allkem Livent merger). The below mineral resource amounts are rounded and shown in thousands of metric tons. The amounts represent our attributable portion based on our economic ownership percentages in each of the properties (after giving effect to the Allkem Livent Merger). Additional information regarding mineral resources for each material property is included in the "Material Individual Properties" section below, as well as in the TRSs referenced in the exhibits to this Annual Report.

Lithium - Hard Rock(1)(3)	Measured Mineral Resources		Indicated Mineral Resources		Total Measured and Indicated Mineral Resources		Inferred Mineral Resources
(Ore)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)
Australia
Mt Cattlin(4)	100	1.00%	3,200	1.40%	3,300	1.39%	600	1.10%
Canada
Whabouchi Mine(5)	—	—%	3,900	1.61%	3,900	1.61%	4,100	1.31%
James Bay(6)	—	—%	18,100	1.12%	18,100	1.12%	55,900	1.29%
Total	100	1.00%	25,200	1.23%	25,300	1.23%	60,600	1.30%

Tantalum - Ta2O5(1)(3)(14)	Measured Mineral Resources		Indicated Mineral Resources		Total Measured and Indicated Mineral Resources		Inferred Mineral Resources
(Ore)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)	Grade (ppm)
Australia
Mt Cattlin	100	179	3,200	201	3,300	200	600	207
Total	100	179	3,200	201	3,300	200	600	207

Lithium - Brine(2)(3)	Measured Mineral Resources		Indicated Mineral Resources		Total Measured and Indicated Mineral Resources		Inferred Mineral Resources
(Lithium metal)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)
Argentina
Salar del Hombre Muerto(7)	370	—	228	—	597	—	892	—
Olaroz(9)(10)(15)	1,560	659	499	592	2,059	641	1,105	609
Sal de Vida(10)(12)	577	745	181	730	758	742	123	556

Cauchari(10)(13)	302	581	321	494	623	519	285	473
Total	2,809		1,229		4,037		2,405
__________________

1.Hard rock assets are expressed in thousands of metric tons of ore. LCE is converted to Li2O with a conversion factor of 2.473 (i.e., 2.473 metric tons of LCE per 1 metric ton of Li2O). Li2O is converted to lithium metal with a conversion factor of 0.464 (i.e., 0.464 metric ton of lithium metal per 1 metric ton of Li2O).
2.Brine assets are expressed in thousands of metric tons of lithium metal. Lithium metal is converted to lithium carbonate with a conversion factor of 5.323 (i.e., 5.323 metric tons of LCE per 1 metric ton lithium metal).
3.Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
4.For Mt Cattlin, a cut-off grade of 0.3% Li2O was estimated for a spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton and an A$/US$ exchange rate of 1.43 over the entirety of the life-of-mine of 5 to 6 years. The estimate is reported in-situ.
5.For Whabouchi Mine, a cut-off grade of 0.3% Li2O was estimated to report open pit mineral resources and a cut-off grade of 0.6% Li2O was estimated to report underground mineral resources due to metallurgical considerations. Mineral resources are estimated using a long-term spodumene concentrate (5.5% Li2O) price of $1,264 per metric ton and a Canadian dollar ("C$")/US$ exchange rate of 1.3 over the entirety of the life-of-mine of 34 years. The estimate is reported in-situ.
6.For James Bay, a raised cut-off grade of 0.5% Li2O was estimated due to metallurgical considerations. The estimated break-even cut-off grade is 0.17% Li2O. Mineral resources are estimated using a long-term spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton and a Canadian dollar ("C$")/US$ exchange rate of 1.3 over the entirety of the life-of-mine of 19 years. The estimate is reported in-situ.
7.In-situ resources, exclusive of reserves were estimated by subtracting proven and probable reserves from measured and indicated resources in proportion to the volume of brine produced from each interval over the life of mine. Concentrations are reported as the ratio of mass to volume of brine remaining at the end of life in the measured (0-40 m bgs) and indicated (40-100 m bgs) intervals, respectively across the entire resource volume. The concentrations reported for measured and indicated intervals represent the average anticipated concentration for the entire resource volume and are not necessarily an indication of wellhead concentrations where production wells are targeted in areas with higher grades. Future production wells are designed to produce brine from the measured and indicated resources intervals and do not extend to depths corresponding to the inferred resource interval.
8.Brine deposits are fluid and move across resource intervals in response to pumping, infiltration and other environmental factors. Additionally, probable mineral reserves often include production from both measured and indicated resource intervals, making a direct comparison between resources at a static point in time and reserves, which are dynamic and occur over several decades, challenging. For the SdHM property, estimates of in-situ resources exclusive of reserves were estimated by simply subtracting proven reserves from measured resources and probable reserves from indicated resources. Given that reserves are dynamic and resources are static, concentrations by resource category after reserves are extracted are not included for the SdHM property because changes in reservoir volume between the start and end of mine result in lithium concentrations that are not meaningful since they are not presented in the appropriate hydrogeologic context. For the Olaroz, Cauchari, and Sal de Vida properties, estimates of in-situ resources exclusive of reserves were estimated assuming that the brine was depleted in proportion to mineral resources over the life of mine period (instead of assuming depleted brine replaces lithium enriched brine, which in general is the manner in which production at these properties takes place).Accordingly, for these properties (which were acquired in the Allkem Livent merger), the resource mineral concentrations presented should not be assumed to be the actual concentrations of resources remaining at the end of the life of mine period).
9.Through the Olaroz joint venture, we own a 66.5% interest in Olaroz and, therefore, are reporting 66.5% of the mineral resources that are subject to the Olaroz joint venture. In addition to our stake (through Allkem) in the Olaroz joint venture, we also own 100% of six properties immediately in the north of Olaroz, which properties’ mineral resources are reported on a 100% basis.
10.For lithium brine at Allkem's properties, the resource estimate is reported in-situ, where the lithium mass is representative of what remains in the reservoir after the life-of-mine. To calculate mineral resources exclusive of mineral reserves at Allkem's properties, a direct correlation was assumed between proven reserves and measured resources, as well as probable reserves and indicated resources. Proven mineral reserves (from the point of reference of brine pumped to the evaporation ponds) were subtracted from measured mineral resources, and probable mineral reserves (from the point of reference of brine pumped to the evaporation ponds) were subtracted from indicated mineral resources. At Allkem's properties, the average grade for measured and indicated resources exclusive of mineral reserves was calculated based on the remaining brine volume and lithium mass.
11.For Olaroz, a lithium cut-off grade of 300 mg/l was estimated based on an elevated cut-off grade for a price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the measured and indicated mineral resources corresponds to 609 mg/l. The average mineral resources concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
12.For Sal de Vida, an elevated lithium cut-off grade of 300 mg/l was estimated based on a price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 40 years. The average lithium grade of the measured and indicated mineral resources corresponds to 742 mg/l and represents the estimated in situ measured and indicated resource grade after mining. The average measured and indicated mineral resources concentration is well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.

13.For Cauchari, an elevated lithium cut-off grade of 300 mg/l was estimated based on a price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the measured and indicated mineral resources corresponds to 519 mg/l and represents estimated in situ measured and indicated resource grade after mining. The average measured and indicated mineral resources concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
14.Tonnage of lithium hard rock ore resources reported for Mt Cattlin above include the concentration of tantalum in parts per million (ppm) reported in this table.
15.The resource has been depleted for the historical well production which is approximately 0.323 million tons of lithium carbonate equivalent (LCE), 0.314 million tonnes of LCE were depleted from measured resource and 0.009 million tons of LCE was depleted from indicated resources (associated with the accumulative production of well E-26). The accumulated production between 30 of June of 2023 and 31 December of 2023 was 0.031 million tons of LCE.

Mineral Reserves
The following table provides a summary of our mineral reserves at December 31, 2023 (including the reserves of the Allkem properties we acquired on January 4, 2024 in the Allkem Livent merger). The below mineral reserve amounts are rounded and shown in thousands of metric tons. The amounts represent our attributable portion based on our economic ownership percentages in each of the properties (after giving effect to the Allkem Livent Merger). Additional information regarding mineral reserves for each material property is included in the "Material Individual Properties" section below, as well as in the TRSs referenced in the exhibits to this Annual Report.

Lithium - Hard Rock	Proven Mineral Reserves		Probable Mineral Reserves		Total Proven and Probable Mineral Reserves
(Ore)(1)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)
Australia
Mt Cattlin(3)	170	0.90%	5,570	1.21%	5,740	1.20%
Canada
Whabouchi Mine(4)	5,200	1.40%	13,800	1.28%	19,100	1.31%
James Bay(5)	—	—%	37,300	1.27%	37,300	1.27%
Total	5,370	1.38%	56,670	1.27%	62,140	1.28%

Tantalum - Ta2O5	Proven Mineral Reserves		Probable Mineral Reserves		Total Proven and Probable Mineral Reserves
(Ore)(1)(10)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)	Grade (ppm)
Australia
Mt Cattlin	170	126	5,570	125	5,740	125
Total	170	126	5,570	125	5,740	125

Lithium - Brine	Proven Mineral Reserves		Probable Mineral Reserves		Total Proven and Probable Mineral Reserves
(Lithium metal)(2)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)
Argentina
Salar del Hombre Muerto(6)	148	724	578	628	726	650
Olaroz(7)	—	—	—	—	—	—
Sal de Vida(8)	84	799	383	748	467	757
Cauchari(9)	43	571	169	485	212	501
Total	275	722	1,130	641	1,405	658
___________________

1.Hard rock assets are expressed in thousand metric tons of ore. LCE is converted to Li2O with a conversion factor of 2.473 (i.e., 2.473 metric tons of LCE per 1 metric ton of Li2O). Li2O is converted to lithium metal with a conversion factor of 0.464 (i.e., 0.464 metric ton of lithium metal per 1 metric ton of Li2O).
2.Brine assets are expressed in thousand metric tons of lithium metal. Lithium metal is converted to lithium carbonate with a conversion factor of 5.323 (i.e., 5.323 metric tons of LCE per 1 metric ton lithium metal).
3.For Mt Cattlin, a cut-off grade of 0.3% Li2O was estimated for a spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton and an A$/US$ exchange rate of 1.43 over the entirety of the life-of-mine of 5 to 6 years. Proven mineral reserves are estimated in-situ. Probably mineral reserves include both in-situ and stockpiled ore.
4.For Whabouchi Mine, open pit mineral reserves are reported using a cut-off grade of 0.40% Li2O and an average stripping ratio of 2.8:1 and underground mineral reserves are reported using variable cut-off grade (0.5-0.72%), depending on mining method, and stope mining recovery of 90%. Mineral reserves are estimated using a long-term spodumene concentrate (5.5% Li2O) price of $1,264 per metric ton and a C$/US$ exchange rate of 1.3 over the entirety of the life-of-mine of 34 years. Mineral reserves are estimated in-situ and inclusive of mining dilution and ore loss.
5.For James Bay, mineral reserves are reported using a cut-off grade of 0.62% Li2O and include 8.7% dilution at an average grade of 0.42% Li2O. The average life-of-mine strip ratio is 3.56:1. Mineral reserves are estimated using a long-term spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton and a C$/US$ exchange rate of 1.3 over the entirety of the life-of-mine of 19 years. Bulk density of ore is variable, outlined in the geological block model, and averages 2.7 t/m3. Mineral reserves are estimated in-situ.
6.For the SdHM property, a cut-off grade of 218 mg/L was estimated for a price of $20,000 per metric ton LCE over the entirety of the life-of-mine. Proven reserves were depleted by the amount of production that occurred in 2023. The average lithium grade of the proven and probable reserves corresponds to approximately 650 mg/l and represents the flux-weighted composite brine produced at the wellhead.
7.No mineral reserves have been determined at Olaroz; Allkem started extraction at Olaroz without determining mineral reserves.
8.For Sal de Vida, an elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric ton LCE over the entirety of the remaining life-of-mine of 40 years. The average lithium grade of the proven and probable reserves corresponds to 757 mg/l and represents the brine produced at the wellhead.
9.For Cauchari, an elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the proven and probable reserves corresponds to 501 mg/l and represents the brine produced at the wellhead.
10.Tonnage of lithium hard rock ore reserves reported for Mt Cattlin above include the concentration of tantalum in ppm reported in this table. To date, Allkem’s tantalum production has been immaterial and a byproduct of lithium mining.

Material Individual Properties

Salar del Hombre Muerto
Mineral resource and reserve estimates for our mining property in Salar del Hombre Muerto indicated in this Annual Report are based on a TRS dated February 21, 2023 (amended on November 14, 2023), referenced in Exhibit 96.1 to this Annual Report, which was originally prepared by employees of Integral Consulting Inc., who are named in section 2.5 of the TRS and who we have determined to be qualified persons within the meaning of Subpart 1300. In the period between the original report date (February 21, 2023) and amended report date (November 14, 2023) one of the QPs, Mr. Sean Kosinski, became an employee of Arcadium lithium (previously Livent Corporation). Integral's other QP who prepared the TSR is not an Arcadium Lithium employee and is not an affiliate of Arcadium Lithium or another entity that has an ownership, royalty, or other interest in Salar del Hombre Muerto. Mr. Kosinski is not an affiliate of any other entity that has an ownership, royalty, or other interest in Salar del Hombre Muerto.
The mineral resources and reserves information for SdHM in the aforementioned TRS was prepared and presented as of December 31, 2022. The mineral resources and reserves information as of December 31, 2023 presented below is based on such TRS, except that it has been adjusted by the aforementioned QPs for depletion for the period from January 1, 2023 through December 31, 2023. The aforementioned QPs have determined that all material assumptions and information relating to the disclosure of SdHM mineral resources and reserves, including material assumptions relating to all modifying factors, price estimates and technical information in the aforementioned TRS, remain current in all material respects as of December 31, 2023.
Overview
The SdHM property is primarily located in the Western Subbasin of the Salar del Hombre Muerto, a salt pan (salar) located in northwest Argentina, in the northeastern portion of Catamarca province on the border with Salta Province, as indicated in the map below.

3000000
3200000
3400000
3600000
7400000
7200000
7000000
6800000
Antofagasta, Chile
Salta, Salta Province, Argentina
Ciénaga Redonda
Antofalla, Catamarca Province, Argentina
Minera del Altiplano S.A. - MdA - Salar del Hombre Muerto, Catamarca Province, Argentina
Los Nacimientos
El Peñón
Antofagasta de la Sierra
Catamarca, Catamarca Province, Argentina
Salar del Hombre Muerto
Population Centers
Significant Villages of Antofagasta de la Sierra
Routes from Population Centers
Route from Antofalla - Kolla Atacameno Indigenous Community to the Salar del Hombre Muerto
Scale: 1:5,000,000
Coordinate System: POSGAR 2007 Argentina Zone 3
N
0
50
100
Kilometers

We conduct our operations in SdHM through Minera del Altiplano S.A. ("MdA"), an Argentine operating subsidiary. We extract lithium from naturally occurring lithium-rich brines in SdHM, which covers a total area of nearly 600 square kilometers in a region of the Andes Mountains of northwest Argentina known as the "lithium triangle." This area of the Central Andes is within an arid plateau with numerous volcanic peaks and salt flats known as "salars" and is the principal lithium-bearing region of South America. The SdHM property is a production stage property, which has been operated since 1997.
Reserves were initially estimated (as of December 31, 2022) assuming a life-of-mine and anticipated lithium carbonate production schedule of 40 years, beginning in 2023. Current Reserves (as of December 31, 2023) reconciled to actual production by reducing the proven reserves by the amount of production that occurred in 2023. Based on available resources, current mine plans, and pricing assumptions, the life-of-mine is expected to remain profitable and above the cut-off grade beyond the life-of-mine (39 years as of December 31, 2023).

The boundaries of Salar del Hombre Muerto and our mining concessions within it are depicted in the following map:

Salar del Hombre Muerto consists of evaporite deposits formed within an isolated basin depression. Fault-bounded bedrock hills occur within and along the margins of the salar basin, subdividing the Salar del Hombre Muerto into two separate sub-basins (eastern and western), each with different evaporite sediment compositions. The eastern subbasin is dominated by borate evaporites, whereas the western subbasin is relatively free of clastic sediment (such as sand, silts and clays) and is dominated by halite (sodium chloride) evaporite deposits.
In connection with the mining concession, MdA owns and operates selective adsorption lithium production facilities and related chemical processing plants (the "SA Plant") in the Western Subbasin of the SdHM property (S25° 27ʹ, W 67° 05ʹ).
Mineral Resources and Reserves
Mineral Resources Estimate

The following table provides a summary of our estimated mineral resources at our SdHM property, exclusive of reserves, at December 31, 2023. The below mineral resource amounts are rounded and shown in thousands of MT of elemental lithium. A summary of the material technical information and assumptions supporting mineral resources are included below the table, and set forth in further detail in the TRS referenced in Exhibit 96.1 to this Annual Report. The total measured and indicated mineral resources estimates below remain unchanged from those contained in the TRS, with an effective date of December 31, 2022, as the relevant QPs determined that such estimates were not impacted by depletion of reserves from production.

Category	Lithium (MT in thousands)	Lithium Carbonate Equivalent
Measured Mineral Resources	370	1,968
Indicated Mineral Resources	228	1,212
Total Measured and Indicated Mineral Resources	597	3,180
Inferred Mineral Resources	892	4,749

•Lithium mass rounded to the nearest thousand.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•Lithium resources are reported in MT of elemental lithium. The LCE of the reported resources (excluding reserves) is 1,968 thousand MT LCE in measured resource (0–40 m below ground surface ("bgs")), 1,212 thousand MT LCE in indicated resource (40–100 m bgs), and 4,749 thousand MT LCE in inferred resource (100–200 m bgs).
•Brine deposits are fluid and move across resource intervals in response to pumping, infiltration and other environmental factors. Additionally, probable mineral reserves often include production from both measured and indicated resource intervals, making a direct comparison between resources at a static point in time and reserves, which are dynamic and occur over several decades, challenging. Estimates of in-situ resources exclusive of reserves were estimated by simply subtracting proven reserves from measured resources and probable reserves from indicated resources.
•Resources exclusive of reserves do not account for lithium mass returned to the salar through the combined processes of infiltration from pond leakage or return flow of spent brine from the SA Plant. Thus, the actual lithium mass remaining at the end of mine life is likely greater than the amounts reported.
•Concentrations by resource category represent average concentrations across the entire concession. Wellhead production grades higher than average grades are achieved with future well batteries located in favorable (higher grade) regions within the concession boundary.
•The resource estimate represents the lithium mass in brine, at a specific point in time, that may be produced by pumping or some other extraction method. The basic calculation of resource mass for compounds dissolved in brines is simply the product of the control (reservoir) volume, the brine-saturated aquifer parameters (specific yield, "Sy"), and the concentration of lithium in the brine.
•The lithium resource estimate relies in part on data analyzed by the QPs from a monitoring well network, consisting of 35 wells across the Western Subbasin, installed in 2017, and three deep exploration holes installed in 2020. Historical data collected prior to development were used by the QPs to estimate static reservoir properties that are assumed not to change.
•Aquifer parameters (Sy) at depth were determined using linear regression analysis to develop predictive equations for these variables with depth. Measured lithium concentrations from the monitoring well network and 2020 deep exploration boreholes were used to estimate measured, indicated, and inferred resource across the Western Subbasin for the 0-30 m interval. Since mining operations on the SdHM property began 25 years ago, the property has continued to produce high-grade (>740 mg/L) lithium brine with remarkably low variability in brine grade.
•All calculation methods used defined reservoir volumes consisting of polygons of nominal 10 meter (m) thickness for 0–60 m bgs, 40 m thickness for 60–100 m bgs, and 100 m thickness for 100–200 m bgs. Resources have been categorized, based on the opinion of the QPs, based on basin depth intervals, according to the available data for the estimate.
•This resource estimate assumes that brine produced to date originated from brine in the measured resource (0–40 m bgs) interval, since existing well batteries used for brine production are constructed to a depth up to 40 m bgs. Because flow to production wells is predominantly horizontal, and the existing well battery does not extend below 40 m, it is unlikely lithium produced to-date originated from indicated (40–100 m bgs) or inferred (100–200 m bgs) resource intervals.
•The mineral resource for lithium was estimated for the entire area of Livent Corporation's concessions for the SdHM, using several related methods described in the TRS. For all methods, the area of analysis (i.e., the resource extent of Livent Corporation's concessions in SdHM) included nearly all portions of the Western Subbasin of SdHM (not extending beyond) the concession boundaries.
•Although portions of the basin are greater than 200 m, the resources were estimated to a basin depth of 200 m bgs. The depth of the resource in the Western Subbasin (assumed to coincide with depth to bedrock) has been estimated using geophysical methods at greater than 900 m in the western lobe of the Western Subbasin and deep exploration holes installed in 2020 indicate resource depths greater than 300 m near the primary well battery. However, a 200 m depth cutoff was deemed appropriate (lower total lithium mass) by the QPs in the absence of sufficient data below 200 m bgs.
•A cut-off grade of 218 mg/L is tied to the resource estimate (exclusive of lithium reserves) because the cut-off grade was estimated for reserves, although, in the QPs’ opinion, a substantially lower cut-off grade could establish reasonable prospects for the extraction of lithium. The assumptions underlying this estimate are described under "Mineral Reserves Estimate" below. As indicated below, the model-simulated flow-weighted average lithium concentration was 523 mg/L at the end of the 40-year simulation period.
Mineral Reserves Estimate
The following table provides a summary of our estimated mineral reserves at our SdHM property at December 31, 2023. Lithium reserves are the economically mineable part of the lithium resource. The below mineral reserve amounts are rounded and shown in thousands of MT of elemental lithium. A summary of the material technical information and assumptions supporting mineral reserves are included below the table, and set forth in further detail in the TRS, referenced in Exhibit 96.1 to this Annual Report, which reflects mineral reserves as of December 31, 2022, which have been reduced from 731 thousand MT of elemental lithium as of December 31, 2022 (of which 153 thousand MT were proven reserves), which is the amount of reserves set forth in the SdHM TRS, to reflect the amount of lithium produced in 2023. Thus, the mineral reserves estimates below has been updated to reflect depletion, as determined by Integral Consulting Inc. and Sean Kosinski, the QPs who prepared the SdHM TRS, by removing from the reserves that were extracted from the property between January 1, 2023 and December 31, 2023 from the amounts in the aforementioned TRS.

Category	Lithium (MT in thousands)	Concentration (mg/L)
Proven Mineral Reserves	148	729
Probable Mineral Reserves	578	648
Total Mineral Reserves	726	650
•Values rounded to the nearest thousand.
•Lithium reserves are reported as bagged product in thousands of MT of elemental lithium. On an LCE basis, we had 787 thousand MT LCE in proven reserves and 3,077 thousand MT LCE in probable reserves.
•The QPs estimated lithium reserves using a numerical brine reservoir model to predict changes in brine occurrence and grade in response to anticipated production schedules.
•Lithium reserves were estimated based on a numerical model using industry-standard software, which was used to simulate production for the life of the mine, starting in 2023. Proven reserves have been estimated as the lithium planned to be produced during the first 10 years of the original 40-year life-of-mine plan. Probable reserves have been estimated as the lithium planned to be produced for the final 30 years of the original life-of-mine plan.
•40 years was the chosen time frame for the numerical simulation, based on the QPs’ understanding of the resource, 25-year operational history, and anticipated production schedule, which in turn is the basis for establishing the life-of-mine. Based on available resources, current mine plans, and pricing assumptions, the life-of-mine is expected to remain profitable and above the cut-off grade beyond the life-of-mine.
•Proven mineral reserves were reduced from the amount reported in the TRS as of December 31, 2022, to account for mine depletion from production during 2023 as determined by the QPs.

•The anticipated lithium carbonate production schedules were used to estimate reserves, based on the Company’s production expansion plans described in the TRS.
•New brine production wells are also required to meet future target production rates. All new wells were assumed to draw exclusively from the measured resource depth interval (0–40 m bgs) in years 1 through 20 of the original life-of-mine period based on the QPs’ assumed well configuration described in the TRS (which is only one of many potential well configurations capable of meeting target lithium production rates). In years 21 through 40 of the original life-of-mine period, brine is assumed to be produced from both the measured and indicated resource (0–100 m bgs) depth intervals. In all cases, the expected lithium mass extracted was reduced by 23.4% to account for process-related lithium losses due to inefficiencies.
•Inflows from the Eastern Subbasin and Trapiche Aquifer were assumed constant for the entire predictive simulation. Inflows of spent brine, based on the spent brine management assumptions discussed in the TRS, increased in response to increased plant throughput following anticipated future expansions, until the year 2030, at which point the flows were held constant.
•A simulation was performed using the brine reservoir model to evaluate the model’s sensitivity to inflows from the Eastern Subbasin. Eliminating flow from the Eastern Subbasin does not materially affect model predictions and the anticipated production schedule is attainable.
•The estimated economic cutoff grade for the project is 218 mg/L lithium, based on the aforementioned assumptions and the factors and further assumptions discussed below:
•Numerical model results indicate the Company’s production schedule is feasible and brine grade will remain well above the economically viable cut-off grade throughout the life-of-mine plan. The model-simulated flow-weighted average lithium concentration was 523 mg/L at the end of the 40-year simulation period. Although not considered in the lithium reserves estimate, lower cut-off grades may become economically viable with advances in process technology or with changes in mine plans (e.g., additional pre-concentrate ponds or selective adsorption columns).
•Assumed pricing for battery-grade lithium carbonate of $20,000 per MT LCE throughout the estimated 40-year life of asset.
•The reserves estimate reflects an estimated cost of capital of 10% (i.e., the Company’s projected revenues exceed total projected capital and operating expenses by 10%) to establish the minimum economically viable lithium concentration for the SdHM property to be marginally profitable.
•See Section 12 of the TRS for information regarding process efficiency assumptions for future production and estimated reserves and the life-of-mine plan.
•Financials were valued in current U.S. dollar terms and do not reflect foreign exchange or inflation assumption. Lithium carbonate is priced in U.S. dollars. Approximately 60% of total operating costs in Argentina are U.S. dollar-denominated and the estimate assumes that inflation will be offset by increased peso devaluation over time.
The key assumptions and parameters relating to the SdHM property’s lithium mineral resources and reserves are discussed in more detail in sections 11 and 12, respectively, of the TRS. Our mineral resource and reserve estimates are based on many factors, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings “Competition and Industry Overview” and “Growth”), production costs and/or other factors affecting the life-of-mine plan, the area and volume covered by our mining rights, our projected expansions of production capacity, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves.
Mineral Concession Rights and Royalties
We own our interest in the property and conduct our operations at the SdHM property through MdA, in which we own a substantially 100% equity interest, with the government of Catamarca province holding an immaterial equity interest through a special class of shares providing for certain dividend and governance rights.
In 1991, MdA entered into an ongoing agreement, for so long a time as our mineral concession is valid, with the Argentine federal government and the Catamarca province in connection with the development of the SdHM property exploration site. Following legislative and constitutional reforms in 1993 and 1994, the Argentine federal government assigned all of its rights and obligations under the agreement to the Catamarca province. The agreement governs limited matters relating to our production activities and grants to the Catamarca province an immaterial minority ownership stake in MdA, which enables the province to receive certain dividends and to appoint two of MdA’s ten-member Board of Directors and one of MdA’s three-

member audit committee. The term of the agreement expires when MdA ceases to extract and produce lithium compounds from the SdHM property.
MdA holds title to mineral concession rights for its extraction activities on the SdHM property. These mineral concession rights cover an area of approximately 327 square kilometers and were granted to MdA pursuant to the Argentine Mining Code. Pursuant to the Argentine Mining Code, MdA’s mineral concession rights are valid until the deposit is depleted of all minerals. The concession rights may be rescinded if we fail to pay fees or do not actively extract minerals for a period lasting more than four years.
The mineral concession rights granted to MdA include a total of 144 mining concessions, with 143 being in the Western Subbasin and 1 being in the Eastern Subbasin. On December 29, 2021, the mining authority of Catamarca approved the formation of the Salar del Hombre Muerto mining group (i.e., a single mining property constituted from multiple adjoining existing mines), combining 141 of the 144 mining properties into one mining property.
MdA is required to pay the Catamarca province an immaterial semi-annual "canon" fee pursuant to the Argentine Mining Code and monthly royalties equal to 3% of the pithead value of the minerals extracted by MdA (the "Pithead Royalty") pursuant to the Argentine Mining Investment Law and Catamarca provincial law. Separately, under an amendment to its long-term agreement with Catamarca entered into on January 25, 2018, MdA agreed to pay the Catamarca province an additional monthly contribution (the "Additional Contribution") and to make Corporate Social Responsibility ("CSR") expenditures. The Additional Contribution amount is equal to 2% of sales of products in a given month measured at the higher of MdA’s average invoice price or an average export price for similar products from Chile and Argentina, net of tax in either case (the "Contractual Price") less Pithead Royalty. The total amount MdA pays will not be above 2% of sales of products at the Contractual Price in a given month. The CSR amount each year is the equivalent of 0.3% of MdA's annual sales of products at the Contractual Price. Total payments including the "canon" fee, Pithead Royalty, Monthly Contribution, CSR expenditures and water trust payments equal to 1.2% of annual sales of products at the Contractual Price were approximately $25.8 million, $24.1 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021. There are no private royalties that apply to our production from SdHM property.
A portion of the territory governed by our concession rights, representing approximately 7.6% of our concession (approximately 25 square kilometers), is subject to a longstanding border dispute between Catamarca and the adjacent Salta province. The border dispute has never impacted our operations and we do not expect that it will impact our operations going forward and we do not view this as material, as deposits in the area are not as thick and the grade of lithium concentration is much lower. Salta province claims that it is entitled to royalties from us for the minerals extracted within the small portion of our concession that falls within the disputed territory, although under Argentine law we cannot be charged duplicate royalties for the same minerals (the "Salta Royalty Claim"). Additionally, the Salta province has granted and may grant mineral concessions in the disputed territory to other parties, although to date Catamarca authorities have not permitted any others to extract lithium from within the boundaries of our concession. We previously engaged in judicial proceedings in Argentina with the Salta province to resolve the Salta Royalty Claim. In January 2021, MdA and the State Prosecutor of Salta entered into an agreement to suspend the judicial proceedings and for discussions with the competent authorities of the Salta province to evaluate and resolve the Salta Royalty Claim. The agreement may be terminated by either party upon sixty days’ prior notice. The discussions are ongoing.
MdA is required to maintain certain permits in respect of its operations in Salar del Hombre Muerto, and all material permits have been obtained. An environmental impact statement is required to be updated and approved by Catamarca province every two years. No additional material permits are required for MdA to freely operate these concessions. See section 17.3 of the TRS.
Operations, Accessibility and Infrastructure
Exploration of Salar del Hombre Muerto began in the early 1990s, with the initial geological investigations of Salar del Hombre Muerto, prior to development. In 1991, MdA and Livent’s predecessor, FMC Corporation ("FMC") entered into an ongoing agreement, for so long a time as our mineral concession is valid, with the Argentine federal government and the Catamarca province in connection with the development of the SdHM property exploration site. Following legislative and constitutional reforms in 1993 and 1994, the Argentine federal government assigned all of its rights and obligations under the agreement to the Catamarca province. The agreement governs limited matters relating to our production activities and grants to the Catamarca province an immaterial minority ownership stake in MdA, which enables the province to receive certain dividends on a pro rata basis and to appoint two of MdA’s ten-member Board of Directors and one of MdA’s three-member audit committee. Commercial extraction operations began in 1998.
The current lithium production process remains largely unchanged since operations began. Lithium-rich brine containing approximately 740 milligrams per liter (mg/L) lithium is pumped from the brine reservoir beneath the surface of the SdHM property using production wells, where it is directed to the SA Plant for processing or optionally, into an evaporation pond system prior to going to the SA Plant.

Once lithium is extracted from the brine, it is further concentrated in solar evaporation ponds. The concentrated brine is then conditioned and reacted with sodium carbonate to produce lithium carbonate and sodium chloride. Finished lithium carbonate is packaged and stored onsite until shipping. Lithium chloride is used as an intermediate in other Arcadium operations or sold commercially.
The energy required for the mining and production operations on the SdHM property is generated in an on-site facility, with eight generators fueled by natural gas, supplied to the site via pipeline operated by an independent third party, and/or the diesel, transported by vehicles and maintained in storage facilities. The fresh water for the mining operations is withdrawn from a small surface water impoundment and from a series of groundwater pumping wells. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly.
We access our extraction sites and nearby manufacturing facilities by local roadway. We transport the brine extract from our SA Plant (also referred to as the Fénix facility) by truck to our Güemes facility for processing. We then transport the processed lithium carbonate and lithium chloride by truck to ports in Argentina and Chile, where it is shipped by vessel to our manufacturing facilities and customers.
The SdHM property mining site is accessible by road and air. The site is approximately 400 kilometers from the city of Salta to the north, traveling by national and provincial roadways. From the city of Catamarca to the south, the site may be accessed by national and provincial roadways with a total driving distance of approximately 650 kilometers. The SdHM property plant site is approximately 675 kilometers driving distance from the port city of Antofagasta, Chile to the northwest, via national and provincial roadways and then Panamericana Norte Route 5. The Salta airport is the nearest major commercial airport to the plant site. Arcadium maintains a runway suitable for light-duty aircraft approximately 1 kilometer east of the SdHM property plant site, with daily departures, weather permitting, to regional airports in Catamarca and Salta.
In addition to the SA Plant, the SdHM property includes various infrastructure components necessary to its operations, as described in section 15 of the TRS. MdA’s workforce at the SdHM property was composed of approximately 583 employees as of December 31, 2023, mostly residents of Catamarca Province. As of December 31, 2023, the total book value of the SdHM property and its associated plant and equipment was approximately $805.7 million.
Exploration and Expansion Activities
After nearly 25 years of continuous operations, in 2020 we explored the lithium brine resources of the Western Subbasin of the SdHM property at depths greater than the depth of our operating brine production wells. This supplemental exploration program involved core drilling three locations using an HQ-diameter diamond drill to 102 m, 220 m, and 302 m below ground surface (bgs) to determine the brine quality and brine reservoir permeability at depths greater than 40 m bgs. The drill hole locations were selected to collect data near existing brine pumping well batteries, as well as in the area where the Eastern and Western Subbasins connect. Data collected from boreholes during the program provide evidence of lithium concentrations and reservoir properties at depths below any existing pumping wells. Packer tests were employed to collect brine samples and determine relative permeability (flow rates) at various depth intervals within boreholes. Brine samples were collected and analyzed for lithium content at MdA's onsite laboratory and at SGS Laboratories in Salta, Argentina.
We are expanding our production capacity in multiple phases in order to increase our mineral processing capacity at the SdHM property in future years. We are well advanced on a 20,000 metric ton expansion of lithium carbonate that is expected to come online in two equal phases. Each phase of the expansion involves constructing a new selective adsorption plant, a new carbonate plant and supporting infrastructure.
See section 14.6 of the TRS for additional information about the expansion projects and section 18 of the TRS for the related estimated capital expenditures.
Whabouchi Mine
Mineral resource and reserve estimates for the Whabouchi Mine indicated in this Annual Report are based on the TRS dated as of September 8, 2023 and amended as of November 14, 2023) as referenced in Exhibit 96.2 to this Annual Report, which was prepared by employees of BBA Inc., DRA Americas Inc., SGS Geological Services, and Carl Pednault and Marc Rougier from WSP Canada Inc., all of whom we have determined to be QPs within the meaning of Subpart 1300. The QPs who prepared the TRS are neither employees of Livent nor are such QPs or BBA Inc., DRA Americas Inc., SGS Geological Services or WSP Canada Inc. affiliates of Livent or another entity that has an ownership, royalty or other interest in the Whabouchi Mine. Financial amounts and assumptions in the TRS and in this Annual Report are generally stated in Canadian dollars (C$) and, where applicable, have been converted into U.S. dollars at an assumed exchange rate of C$1.3 to U.S.$1.00.
The mineral resources and reserves information for Whabouchi Mine in the aforementioned TRS was prepared and presented as of December 31, 2022. The mineral resources and reserves information as of December 31, 2023 presented below is based on such TRS and remains unchanged. The aforementioned QPs have determined that the material assumptions and information relating to the disclosure of Whabouchi Mine mineral resources and reserves in the respective sections of the Whabouchi Mine TRS prepared by them, including material assumptions relating to all modifying factors, long-term price estimates and technical information in the aforementioned TRS, remain current in all material respects as of December 31, 2023.

Overview
The Whabouchi Mine is located in the James Bay area in the Province of Québec (latitude 51° 40’ 46.62” North, longitude 75° 51’ 12.07” West), UTM Zone 18N 441000 m E; 5725750 m N, approximately 30 kilometers east of the Cree Nation of Nemaska and 300 kilometers north-northwest of the town of Chibougamau, as indicated in the map below.

Existing Infrastructures
Airport
Main road
Secondary road
Local road
Power line
Landuse and Communities
First Nation Community / City
Hydrography
River
Lake
Rupert River
Watershed Boundaries
Eastmain
Nemaska
NEMISCAU AIRPORT
Whabouchi Project
Nemiscau River Sub-Watershed
Rupert River Watershed
Route du Nord
Road 167
Billy-Diamond Highway
Mistissini
Road 113
Oujé-Bougoumau
Chibougamau
Chapais
CHIBOUGAMAU AIRPORT
Waswanipi
Matagami
Whabouchi Project
Nemaska
Mistissini
Matagami
Chibougamau
200 km
100 km
UTM zone 18 NAD 83
Whabouchi Spodumene Mine Project
ENVIRONMENTAL AND SOCIAL MONITORING PROGRAM
Location of Whabouchi Project
NORDA STELO
Prepared by : CV
Drawn by : VR
Verified by : CV

The Whabouchi Mine is owned by NLI, in which we own a 50% economic interest (through Livent's 100% equity ownership of Quebec Lithium Partners (UK) Limited, which in turn owns 50% of the equity interest in NLI). The remaining 50% economic interest in NLI is owned indirectly by the government of the Province of Quebec, Canada, through Investissement Quebec ("IQ"). It is accessible by the Route du Nord, the main all-season gravel road linking Chibougamau and Nemaska, through Matagami by the Route Billy-Diamond Highway and by air through the Nemiscau airport.
The Whabouchi Mine covers a total of approximately 1,632 hectares, comprised of one block containing 35 map-designated claims and one mining lease covering 138 hectares from the Ministère des Ressources naturelles et des Forêts of the Province of Québec. The Whabouchi Mine is located in the northeast part of the Superior Province of the Canadian Shield craton, in the Lac des Montagnes volcano-sedimentary formation, which comprises metasediments and amphibolites (mafic and ultramafic metavolcanics). A spodumene-bearing pegmatite dyke swarm, mostly steeply dipping towards the southeast, occurs and is composed of interconnecting dykes and plug shaped intrusions. The corridor occupied by the dyke swarm has been recognized on a strike length of 1,340 meters with a width ranging from 60 meters to 330 meters.
The Whabouchi Mine is characterized by a relatively flat topography, with the exception of a local pegmatite ridge. The elevation above sea level ranges from 275 meters, at the lowest point on the property, to 325 meters at the top of the pegmatite ridge, with an average elevation of 300 meters. Lakes and rivers cover approximately 15% of the property area.
The Whabouchi Mine is a development stage property and does not currently have any production or operating production facilities. The Whabouchi Mine comprises planned mining operations as well as the crushing and concentrating of the ore to produce spodumene concentrate. The concentrator was designed to nominally produce up to 235,000 metric tons ("MT") per year of 5.5% Li₂O of spodumene concentrate, which is intended to be transported by truck to Matagami and then by train to Bécancour. NLI has begun construction for a conversion facility designed to convert spodumene concentrate to lithium hydroxide in Bécancour, Québec (approximately 1300 kilometers, by road and rail, from the mine). The conversion facility and other downstream facilities, including a transshipment site at Matagami, Québec are not part of the Whabouchi Mine property and are not within the scope of the TRS. As of December 31, 2023, the total book value of the Whabouchi Mine property and its associated plant and equipment was approximately $845.4 million. We consolidate NLI on a quarter-lag basis. IQ has a 50% noncontrolling interest in NLI.
Mineral Resources and Reserves
Mineral Resources Estimate
The following table provides a summary of Livent’s attributable portion, based on its 50% economic ownership interest in the Whabouchi Mine, of the estimated mineral resources at the Whabouchi Mine, exclusive of reserves, as of December 31, 2023. The below mineral resource amounts are rounded and shown in thousands of MT of ore resources and the average grade of the resource (measured as a percentage thereof) comprised of lithium oxide (Li₂O). A summary of the material technical information and assumptions supporting mineral resources are included below the table, and set forth in further detail in the TRS, referenced in Exhibit 96.2 to this Annual Report, which reflects mineral resources and reserves as of December 31, 2022 and remains current in all material respects.

Category	Amount (MT in thousands)	Grade (Li2O%)
Measured Mineral Resources	—	N/A
Indicated Mineral Resources	3,900	1.61%
Total Measured and Indicated Mineral Resources	3,900	1.61%
Inferred Mineral Resources	4,100	1.31%
Notes:
•The above table represents Livent’s attributable portion (50%) of the property’s total mineral resources.
•The reference point for the mineral resources is in-situ and undiluted.
•Density is applied by rock type and the proportion of waste inside each block. A density of 2.77 t/m3 was used for mineralized pegmatites.
•Mineral resources are reported exclusive of mineral reserves and were estimated by subtracting resources representing proven mineral reserves from the property’s measured mineral resources and resources representing probable reserves from the property’s indicated mineral resources. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•The lithium resources were estimated based on: drillhole database validations and selection of the drillholes and channels for the Mineral Resource estimation database; 3D modelling of spodumene-bearing pegmatite wireframes, based on lithology and lithium content (% Li₂O); geostatistical analysis for data conditioning: density assignment, capping, compositing and variography; block modelling and grade estimation; resource classification and grade interpolation validations; grade and tonnage sensitivities to spodumene concentrate selling prices.
•The drilling database used for the mineral resource estimate comprised 258 diamond drillholes and 108 channels. Assaying is predominantly within the pegmatite dyke occurrences. A three-dimensional geological model based on the drilling database was used to estimate resources for the property as a whole.
•Resources were categorized, based on the opinion of SGS Geological Services, into measured, indicated and inferred resources based on average drill hole spacing, the number of samples used in the interpolation, specific geological units, and manual editing to avoid isolated blocks. Measured resources are generally blocks with an average distance between the three nearest drill holes of less than 30 meters; indicated resources are generally blocks with an average distance between the three nearest drill holes of less than 60 meters; and inferred resources are generally blocks with an average distance between the three nearest drill holes of less than 90 meters. Blocks that did not have reasonable prospects for the economic extraction of minerals were removed.
•Reasonable prospects for economic recovery assume:
•A spodumene concentrate (at an average concentrate grade of 5.5% Li₂O) selling price of C$1,264/MT.
•A metallurgical recovery of 85%.
For the Open Pit Mineral Resources:
•The cut-off grade used to report open pit mineral resources is 0.30% Li₂O.
•Pit optimization parameters are described as follows:
•Total ore-based costs of approximately C$58.00/MT.

•Geotechnical pit slope parameters of 55 degrees (North wall) and 52 degrees (South wall), assuming no underground mining or a crown pillar thick enough that pit-underground stability interactions do not occur.
For the Underground Mineral Resources:
•The cut-off grade used to report underground mineral resources is 0.60% Li₂O.
•Underground optimization parameters assume total costs (including total ore-based and milling costs) of approximately C$100.00/MT.
Mineral Reserves Estimate
The following table provides a summary of Livent’s attributable portion, based on its 50% economic ownership interest in the Whabouchi Mine, of the estimated mineral reserves at the Whabouchi Mine as of December 31, 2023. The below mineral reserves amounts are rounded and shown in thousands of MT of ore reserves and the average grade of the reserves (measured as a percentage thereof) comprised of lithium oxide (Li₂O). A summary of the material technical information and assumptions supporting mineral reserves are included below the table, and set forth in further detail in the TRS referenced in Exhibit 96.2 to this Annual Report.

Category	Amount (MT in thousands)	Grade (Li2O%)
Proven Mineral Reserves	5,200	1.40%
Probable Mineral Reserves	13,800	1.28%
Total Proven and Probable Mineral Reserves	19,000	1.31%
Notes:
•The above table represents Livent's attributable portion (50%) of the property's total mineral reserves.
•Lithium reserves were estimated based on modeled production for the 34-year life of the mine. Development of the life-of-mine plan included pit optimization, pit design, mine scheduling and the application of modifying factors to the measured and indicated mineral resources.
•The reference point for the mineral reserves is the feed to the primary crusher of the Whabouchi concentrator. The tonnages and grades reported are inclusive of mining dilution, geological losses and operational mining losses.
•The reported mineral reserves include 5.2 million MT and 8.0 million MT of open pit proven and probable reserves, respectively. All underground reserves have been classified as probable.
•Assumes a spodumene concentrate (at an average concentrate grade of 5.5% Li₂O) selling price of C$1,264/MT.
For the Open Pit Mineral Reserves:
•The cut-off grade used to report open pit mineral reserves is 0.40% Li₂O.
•Pit optimization parameters are described as follows:
•An assumed metallurgical recovery of 85%.
•Estimated variable mining costs of C$2.25/MT for overburden and C$3.46/MT of rock, variable processing and tailings management costs of C$11.00/MT milled, transportation costs of C$159.00/MT of concentrate and estimated aggregate fixed costs C$46.7 million/year.
•An open pit has been designed which includes 12 meter high benches, a 25 meter wide haul ramp at a maximum grade of 10% and which considers a minimum mining width of 30 meters. The open pit is approximately 1,400 meters long and 400 meters wide at surface, and has a total surface area of approximately 42 hectares and maximum depth of approximately 230 meters below surface.
•The stripping ratio for the open pit is 2.8 to 1.
For the Underground Mineral Reserves:
•A variable cut-off grade between 0.5% Li₂O to 0.72% Li₂O was used to report underground mineral reserves, depending on the anticipated mining method used in a particular location.
•Underground optimization parameters are described as follows:
•An assumed mining recovery of 90%, based on estimated mining dilution and ore losses.

•Estimated processing costs of C$48.00/MT (including mill operation and administration and infrastructure costs), transportation costs of C$32.00/MT and mining costs of C$46.00/MT (including haulage and backfill).
•The reported mineral reserves include nil MT and 5.8 million MT of underground proven and probable reserves, respectively. The Whabouchi deposit will be mined using conventional open pit mining for the first 24 years of operation, followed by 10 years of underground mining.
•Underground mineral reserves reflect both internal dilution, which refers to waste occurring within an ore body, and external dilution, which refers to waste outside the ore body that is mined during the mining process. With respect to the long-hole mining method, external dilution included a mining dilution of 0.5 meters on the hanging and footwalls.
•A minimum true mining width of 4 meters was used.
The key assumptions and parameters relating to the Whabouchi Mine’s lithium mineral resources and reserves are discussed in more detail in sections 11 and 12, respectively, of the TRS. The mineral resource and reserve estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings "Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life-of-mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
Mineral Concession Rights, Certain Third Party Rights and Claims
On October 26, 2017, NLI obtained the mining lease (number 1022) under the Loi sur les mines (Mining Act) of the province of Québec, Canada. The lease gives the tenant the right to extract all mineral substances owned by the Crown in the above-named land, but it does not give entitlement to surface mineral substances, petroleum, natural gas, or brine. This lease is for a period of 20 years from October 26, 2017 and will end on October 25, 2037, and is eligible for renewal for three further 10-year increments at a nominal fee.
The Whabouchi Mine’s 35 map-designated claims have expiry dates ranging from November 2, 2024 to January 24, 2025, but are renewable by NLI subject to declaring proof of exploration and paying renewal rights.
There are no royalty obligations on any of the claims of the Whabouchi Mine.
Certain of NLI’s mining titles are in areas in which native communities have exclusive rights to hunt and fish. These claims fall under the Chinuchi Agreement executed in 2014 by and among NLI and certain Cree entities. The Chinuchi Agreement will be in effect throughout the life of the Whabouchi Mine and contains provisions related to environmental involvement, training, employment and business opportunities for the Crees during construction, operation and closure of the Whabouchi Mine. Should NLI seek to develop or mine in the areas covered by the Chinuchi Agreement, the Chinuchi Agreement establishes a procedure for the parties to facilitate such plans, including filing a notice of intent and preparing an environmental and social impact statement, among other steps.
On October 15, 2020, in connection with NLI’s proceedings under the Companies' Creditors Arrangement Act ("CCAA"), the Superior Court of Québec issued a reverse vesting order ("RVO") pursuant to which NLI was acquired and declared free and clear of the claims of creditors. A holder of a pre-proceeding royalty asserted that such royalty is a "sui generis real right or royalty right in and to the assets and properties of the Nemaska Entities" which the RVO cannot purge. NLI contested the claim, and the Monitor appointed in connection with the CCAA proceedings supported NLI’s view. On September 11, 2023, the Québec Superior Court dismissed the holder’s claim that he acquired a real right and declared that NLI owns and holds the property free and clear of any right of the claimant.
Operations, Accessibility and Infrastructure
Exploration of Nemaska began in 1962 by Canico Resource Corp. Between 1962 and 2008, various entities, including James Bay Nickel Ventures (Canex Placer), the Société de Développement de la Baie James, Westmin Resources, Muscocho Exploration and Golden Goose Resources, conducted exploration work intermittently, including geochemical surveys, lithium exploration and sampling. The Whabouchi Mine is a development property aiming to vertically integrate, from extracting, processing and concentrating spodumene to conversion of spodumene into battery grade lithium hydroxide, primarily intended for energy storage applications. Once it reaches the production stage, the Whabouchi pit is expected to be mined using conventional open pit mining methods for the first 24 years of operation, consisting of drilling, blasting, loading and hauling. Underground mining will start production once open pit mining is completed, and is expected to run for ten years. Various methods will be utilized, including the transverse long-hole mining method and longitudinal long-hole mining methods. The mine workforce is expected to total approximately 84 employees at the start of pre-production and to reach a peak of approximately 148 employees. The Whabouchi Mine has been under development for several years prior to Livent’s acquisition of its economic interest, and has several partially completed facilities. The mine garage building, concentrator building, ore sorter building, concentrate storage dome, fine ore dome, laboratories, the main electrical and crusher E-Rooms, the administration building and the gate house are enclosed with some equipment and services installed. Other supporting facilities and infrastructure such as the potable water treatment plant, sewage treatment plant, roads, propane infrastructure and various roads have been established to support legacy execution activities. The main substation and emergency power generator, the fire water tank and the raw water supply have been completed and have been supplying power and water for construction activities. Some of the aforementioned infrastructure will require completion, modification, or replacement. The Whabouchi Mine includes the Whabouchi concentrator, which was originally designed in 2014 and initially erected in 2016 and is located 675 meters northeast of the open pit mine. The concentrator design has been updated to produce an average of 220,846 MT per year for years 1-4, 227,021 MT per year for years 5-24 and finally 238,841 MT per for years 25-34 of spodumene concentrate at 5.5% Li₂O. The average spodumene concentrate production over the life of the mine averages 229,797 MT per year. In determining such production figures, DRA Americas Inc. estimated plant availability to lie between 75% to 91.5%, noting that reductions in plant capacity would lead to a reduction in MT of concentrate produced by the plant. The nearest infrastructure with general services is the Relais Routier Nemiscau Camp, located 12 kilometers west of the Whabouchi Mine, where NLI has access to lodging facilities, if needs exceed the capacity of the camp installed on the property. The community of Nemaska, located 30 kilometers west of the property, can also provide accommodation and general services. The area is serviced by the Nemiscau airport, serviced by regular scheduled and charter flights, and by mobile phone network from the main Canadian service providers. Hydro-Québec owns several infrastructure facilities in the area including two electrical stations, located approximately 20 kilometers east and 12 kilometers west from the property. Electrical (735 kV) transmission lines connecting both stations run alongside the Route du Nord and cross the property near its center. Also, a 69 kV power line connecting one of the electrical stations to the mine site has been put in service and is supplying power to the Whabouchi Mine’s facilities. The Whabouchi Mine is currently expected to enter production in 2025. As of December 31, 2023, the total expected capital expenditure with respect to the Whabouchi Mine was approximately C$473.2 million (U.S.$359.4 million) for initial capital costs and C$198.4 million ($150.7 million) for sustaining costs over the 34-year life of the mine.
Mineral Processing
Mineral processing will occur in the Whabouchi concentrator described herein to produce a spodumene concentrate. The spodumene concentrate is expected to be shipped and treated at a new lithium hydroxide conversion plant to be located in Bécancour. Mineralized material is expected to be fed into the jaw crusher by wheel loader and then screened to feed a coarse and fine ore sorter, as well as a fines by-pass. The ore sorters will reject coarse waste rock and the sorted material will combine with the fine material and get further crushed in two additional stages of crushing. The final crushed product will be sent to the concentrator feed hopper or fine ore stockpile to act as a buffer between the crushing area and concentrator. Within the concentrator, the crushed material will first be screened, and the coarse material will undergo treatment to remove coarse muscovite and separation to produce a coarse spodumene product, a middling product, and a tailings/waste stream. The coarse spodumene product will be dried and separated from remaining waste materials. The middling product will be further ground and combined with the previously screened fine ore. The fine ore will then be treated to, among other things, remove remaining waste materials and produce a fine spodumene concentrate. The fine spodumene concentrate will be thickened and filtered and combined with the coarse spodumene concentrate before being loaded into containers for shipment. Following the concentrator, the spodumene concentrate will be transported in containers by road trucks (400 km from Whabouchi) to a transshipment that is expected to constructed in Matagami. It is expected that the concentrate containers will be transloaded onto railcars in Matagami, for transport (900 km by rail from Matagami) to the Bécancour conversion facility, which is in the design stage, for further processing into lithium hydroxide.
Exploration and Expansion Activities
There are currently no new exploration activities being undertaken at the Whabouchi Mine, but NLI is assessing options to conduct further exploration on the property. NLI is also in the process of constructing a conversion facility designed to convert spodumene concentrate to lithium hydroxide in Bécancour, Québec. While the Bécancour conversion facility itself falls outside the scope of the TRS, it is contemplated as the principal delivery point for the Whabouchi Mine’s entire production of spodumene concentrate. The determination of the required capital expenditures, environmental and other permits, infrastructure development (including an anticipated rail link from the locale of the property to Bécancour), and construction and operational design plans for the conversion facility and other downstream facilities remain subject to the completion of a feasibility study and the approval of NLI’s shareholders, Livent and IQ. Livent currently provides, and expects to continue to provide, certain technical advisory support, marketing and sales, and other related services to NLI pursuant to contractual arrangements that are in place (and which Livent believes were negotiated on an arm’s length basis) or under negotiation.

Mt Cattlin
Mineral resource and reserve estimates for Mt Cattlin indicated in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.3 to this Annual Report, which was prepared by Albert Thamm, F.Aus.IMM, an Arcadium employee (an Allkem employee prior to the Allkem Livent Merger), who prepared the estimates of lithium mineral resources at Mt Cattlin, and employees of Mining Plus Pty Ltd. ("Mining Plus"), a third-party firm comprising mining experts in accordance with Subpart 1300, who prepared the estimates of lithium mineral reserves at Mt Cattlin, who we have determined to be QPs within the meaning of Subpart 1300. Mining Plus’s employees who prepared the Mt Cattlin TRS are not employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). Neither Mining Plus nor its employees who prepared the Mt Cattlin TRS are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in Mt Cattlin. Mr. Thamm does not have an ownership, royalty, or other interest in Mt Cattlin.
The mineral resources and reserves information for Mt Cattlin in the aforementioned TRS was prepared and presented as of June 30, 2023 (which was Allkem's fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2023 presented below is based on such TRS, except that the amount of reserves has been adjusted by employees of Mining Plus Pty Ltd., the QPs who prepared the reserves estimate in the Mt Cattlin TRS,for depletion by mining for the period from July 1, 2023 through December 31, 2023. The aforementioned QPs have determined that all material assumptions and information relating to the disclosure of Mt Cattlin mineral resources and reserves in the respective sections of the Mt Cattlin TRS prepared by them, including material assumptions relating to all modifying factors, price estimates and technical information in the aforementioned TRS, remain current in all material respects as of December 31, 2023.
Overview
Mt Cattlin is a hard rock, open pit mine (latitude 33° 33’ 47” South, longitude 120° 2’ 4” East) wholly owned by Galaxy Lithium Pty Ltd, our wholly owned subsidiary. Mt Cattlin is located two kilometers north of the town of Ravensthorpe and 450 kilometers southwest of Perth in Western Australia. There is established access to the site via major road networks, as discussed further below.
Initial construction of the Mt Cattlin facility and site infrastructure began in November 2009 with mining activities and subsequent concentrate production commencing in June 2010. Due to market conditions, the operation was suspended and put into care and maintenance during 2013 and resumed mining and processing operations in 2016. Mt Cattlin has since been in continuous production.
Mining Lease M74/244, granted as of December 24, 2009 (the "Mt Cattlin Mining Lease"), and General-Purpose Lease G74/013, which was granted May 26, 2023, govern all of our current mineral extraction, production, mining and processing facilities at Mt Cattlin. The Mt Cattlin Mining Lease covers 1,830 hectares ("ha") and was granted on December 24, 2009 valid to December 24, 2030. The General Purpose Lease covers 63.47 hectares ("ha"). The leases are wholly owned by us, and we also hold the underlying freehold title of the land subject to the current mining operations. We also maintain a number of exploration and prospecting licenses contiguous with M74/244. The foregoing description of the Mt Cattlin Mining Lease does not purport to be complete and is qualified in its entirety by reference to the Mt Cattlin Mining Lease, a copy of which is being filed as Exhibit 10.13 to this Annual Report.
The Mt Cattlin deposit is a spodumene-rich, tantalite-bearing pegmatite within the Ravensthorpe Terrane, with host rocks comprising both the Annabelle Volcanics to the west and the Manyutup Tonalite to the east. The contact between these rock types transects the deposit area. The pegmatites that host the lithium-rich mineralization occur as a series of sub-horizontal sills surrounded by both volcanic and intrusive rocks. The weathering profile across the Mt Cattlin area is typically shallow with fresh rock encountered sometimes at depths of less than 20 meters below the surface.
Lithium and tantalum mineralization occurs almost exclusively within the pegmatites. In places, they occur as stacked horizons that overlap in cross-section. The current extent of mineralization covers an area of around 1.6 kilometers east-west and 1 kilometer north-south. The pegmatites have a diverse mineralogy hosting a rich array of minerals with spodumene as the dominant lithium ore mineral. Several types of spodumene are observed, which include light green and white varieties. Tantalum occurs as the manganese-rich end members of the columbite-tantalite series. Tantalum is recovered as a by-product from the mining operation.
Ravensthorpe has a Mediterranean climate, featuring moist, mild winters and hot, dry summers. The area receives an average annual rainfall of 113 millimeters with annual average minimum and maximum temperatures at 10.5 degrees Celsius ("oC") and 22.8oC respectively. The local topography is undulating, with the maximum elevation at 265 meters above sea level. The Cattlin Creek passes through the project area and separates the eastern and western mining areas. The region has largely been cleared for livestock and grain production.
As of December 31, 2023, the total book value of Mt Cattlin and its associated plant and equipment was approximately $99.4 million.
Mineral Resources and Reserves

The Mt Cattlin mineral resources, exclusive of reserves, estimates as of December 31, 2023 are summarized in the following table:

Lithium - Hard Rock (Ore)	Amount (MT in thousands)	Grade (Li2O%)	Grade (Ta2O5 ppm)
Measured Mineral Resources	100	1.00%	179
Indicated Mineral Resources	3200	1.40%	201
Total Measured and Indicated Mineral Resources	3300	1.39%	201
Inferred Mineral Resources	600	1.10%	207

•Hard rock assets are expressed in thousand metric tons of ore.
•Comparison of values may not add up due to rounding or the use of averaging methods.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated reasonable prospects for economic extraction.
•Mineral resources have been reported as but within Prospects of Economic Extraction (below).
•Mineral resources are reported considering a set of assumptions for reporting purposes:
▪A cut-off grade of 0.3% Li2O was estimated for a spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton, tantalum concentrate price of $20 per pound and an A$/US$ exchange rate of 1.43 over the entirety of the life-of-mine of 5 to 6 years.
▪Processing costs of US$36.96/t of ore.
▪Mining costs of US$3.00/t of ore.
▪Transport costs of US$34.74/t of spodumene concentrate.

▪State royalty of 5%.
▪Li2O% metallurgical recovery of 75%.
▪Ta2O5 ppm metallurgical recovery of 25%.
▪Inherent mining dilution and recovery of 17% and 93%, respectively.
The Mt Cattlin mineral reserve estimates as of December 31, 2023 are summarized in the following table. The mineral reserves estimates as of December 31, 2023 presented below have been reduced from 7,100 thousand MT of ore as of June 30, 2023 (of which 200 thousand MT were proven reserves, 5,200 thousand MT were probable in-situ reserves and 1,800 thousand MT were probable stockpile reserves), which are the amounts of reserves set forth in the Mt Cattlin TRS, to reflect the amount of lithium produced in the last six months of 2023. Thus, the mineral reserves estimates below has have been updated to reflect depletion, as determined by employees of Mining Plus Pty Ltd., the QPs who prepared the estimate of reserves in the Mt Cattlin TRS, by removing from the reserves that were extracted from the property between July 1, 2023 and December 31, 2023 from the amounts in the aforementioned TRS.

Lithium - Hard Rock (Ore)	Amount (MT in thousands)	Grade (Li2O%)	Grade (Ta2O5 ppm)
Proven Mineral Reserves (In-situ)	170	0.90%	126
Probable Mineral Reserves (In-situ)	4390	1.30%	130
Probable Mineral Reserves (Stockpile)	1180	0.91%	107
Total Mineral Reserves	5740	1.20%	125
•Hard rock assets are expressed in thousand metric tons of ore.
•Comparison of values may not add up due to rounding or the use of averaging methods.
•Mineral reserves are estimated in-situ.
•Mineral reserves are reported considering the following theoretical cut-off parameters:
▪A cut-off grade of 0.3% Li2O was estimated for a spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton, tantalum concentrate price of $20 per pound and an A$/US$ exchange rate of 1.43 over the entirety of the life-of-mine of 5 to 6 years.
▪Processing costs of US$36.96/t of ore.
▪Mining costs of US$3.00/t of ore.
▪Transport costs of US$34.74/t of spodumene concentrate.
▪State royalty of 5%.
▪Metallurgical recovery of 70.1%.
▪Ta2O5 ppm metallurgical recovery of 20%.
▪Inherent mining dilution and recovery of 17% and 93%, respectively.

Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at Mt Cattlin are discussed in Sections 11 and 12, respectively, and key assumptions relating to the price estimates for mineral resources and reserves is discussed in Section 16, in the Mt Cattlin TRS referenced in Exhibit 96.3 to this Annual Report.
The mineral resource and reserve estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings “Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life-of-mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
Rights and Royalties
In 2020, Galaxy entered into an agreement with former joint venture partner Traka Resources Limited ("Traka Resources") regarding exploration access to specific tenements in the north of Mt Cattlin. Traka Resources had previously held a 20% free carried interest in tenements E74/401, P74/370 and P74/373, and the 2020 agreement stipulated that Traka Resources would retain 100% of the gold and copper rights on these tenements in exchange for releasing their 20% interest in lithium and tantalum rights to Galaxy.
Royalties on the production of spodumene are payable to the Western Australian State Government at a rate of 5% on the revenue realized from the sale of spodumene concentrate from the Port of Esperance. Additional royalties are payable at a rate of 5% on the revenue realized from the sale of tantalum by-product sold to processors in Western Australia. Royalties are also due at a rate of 73 cents per dry metric ton of aggregate product sold. If any relevant sales are in US dollars, the Department of

Mines, Industry Regulation and Safety of the Western Australian State Government specifies the exchange rate for the royalty payable to the Western Australia State Government.
In addition, a royalty payment of A$1.50 per ton of ore crushed at the mining tenement M74/244 is payable to Lithium Royalty Corp (“LRC”), a non-associated company, pursuant to a royalty agreement that LRC acquired by way of assignment in June 2018 from the previous holder of the royalty.
Operations, Accessibility and Infrastructure
Mt Cattlin is a conventional hard rock open pit mine using conventional open pit mining methods to extract ore, which is then transported to the processing plant by truck. The processing plant is located immediately to the west of the mining area and utilizes conventional processing techniques to generate spodumene and by-product tantalite concentrates from open pit mining of the pegmatite ore deposit. The spodumene concentrate produced is trucked to the Port of Esperance for loading and shipment to customers predominantly in China.
As an existing operation, Mt Cattlin is serviced by established infrastructure, including sealed roads to the site and a highway network to Perth and the nearest regional centers of Albany and Esperance, which both support heavy industry and have regional airports, as well as an export port located at Esperance, the Port of Esperance. The spodumene concentrate is trucked to the Port of Esperance via the South Coast Highway. The Port of Esperance has storage capacity for up to 45,000 metric tons of Mt Cattlin spodumene concentrate prior to ship loading.
Access to the site from Perth is via either the Brookton Highway (540 kilometers) or the Albany and South Coast Highways (690 kilometers). Internal site roads to service the project are in place and are suitable to act as haul roads for mining trucks and mining related activities.
The mine services facilities are separated between the administration area located at the entrance to the site and the mining and workshop areas. The site’s process water is currently sourced from the empty north-east pit and pumped back to the process plant for treatment and distribution. Water quality has remained stable and consistent with background levels since the commencement of mining and abstraction.
The power generation system at Mt Cattlin is owned and operated by an Independent Power Provider under a Power Purchase Agreement ("PPA") with Pacific Energy (formerly Contract Power). The PPA was originally in place for 5 years from 2018, when the mine was recommissioned, and was extended in June 2022 for a further 5 years under the same terms and conditions.
The operations workforce is domiciled in the regional towns of Ravensthorpe and Hopetoun, and the operation supports fly-in/fly-out commuting from the source-hub of Perth.
Mineral Processing
Mt Cattlin utilizes conventional processing techniques to generate spodumene and by-product tantalite concentrates from open pit mining of the pegmatite ore deposit. The processing plant consists of a crushing circuit, optical beneficiation circuit, dense media separation ("DMS") plant, product handling facilities and tailings storage facilities. Mt Cattlin has capacity to process up to 1.8 million metric tons of ore per year, having been subject to a series of upgrades since the original 1 million metric tons per year capacity facility when it was commissioned in 2010. Final shipment grades and volumes are determined by a third-party, which independently samples the shipment and produces the final certificate.
Exploration and Expansion Activities
We have acquired several other tenements in the Ravensthorpe area and has an active exploration program that includes surface geology mapping, rock chip and soil sampling, remote sensing and airborne and ground geophysics. Tenements to the east of Ravensthorpe comprising the West Kundip and McMahon Projects contain manganese and copper/gold targets. To the north of Mt Cattlin, rock chip sampling of outcropping pegmatites returned highly anomalous tantalum values and elevated lithium values at the Enduro Prospect. Further evaluation and drilling returned the best intercept of 2 meters at 1.45% Li2O. Projects to the west and south of Mt Cattlin, which have been explored for pegmatite-hosted lithium and tantalum mineralization, include the Bakers Hill, Floater and Sirdar projects. Programs of mainly surface sampling and geological mapping have been carried out over these tenements in addition to airborne geophysics.

Olaroz
Mineral resource estimates for Olaroz in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.4 to this Annual Report, which was prepared by an employee of Hydrominex Geoscience, a third-party firm comprising mining experts in accordance with Subpart 1300, and an employee of Gunn Metallurgy, a third -party firm comprising mining experts in accordance with Subpart 1300, who we have determined to be a QPs within the meaning of Subpart 1300. The employee of Hydrominex Geoscience and the employee of Gunn Metallurgy who prepared the TRS are not employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). None of Hydrominex Geoscience, Gunn Metallurgy or their respective employees who prepared the TRS are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in Olaroz.

The mineral resources information for Olaroz in the aforementioned TRS was prepared and presented as of June 30, 2023 (which was Allkem’s fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2023 presented below is based on such and has been adjusted by the employee of Hydrominex Geoscience who prepared the estimate of resources in the Olaroz TRS for depletion from production for the period from July 1, 2023 through December 31, 2023. The aforementioned QPs have determined that all material assumptions and information relating to the disclosure of Olaroz mineral resources in the respective sections of the Olaroz TRS prepared by them, including material assumptions relating to all modifying factors, price estimates and technical information in the aforementioned TRS, remain current in all material respects as of December 31, 2023. No mineral reserves have been determined for Olaroz as of the date of this Annual Report on Form 10-K.

Overview

Olaroz is in production and is operated by a lithium chemicals production joint venture. Olaroz is managed through the operating company SDJ, which is owned 66.5% by us, 25% by TTC and 8.5% by JEMSE. As a part of the joint venture, TTC is the exclusive sales agent for products from Olaroz, with us (through Allkem) and TTC exercising shared decision making over marketing, product allocation and sales terms.

Olaroz (latitude 23° 27' 46.54" South, longitude 66° 42' 8.94" West) is located 230 kilometers northwest of the capital city San Salvador de Jujuy in the province of Jujuy at 3,900 meters altitude, adjacent to the paved international highway (RN52) that links the San Salvador de Jujuy with ports in the Antofagasta region of Chile.
The joint venture holds mineral properties that cover the majority of the Salar de Olaroz, including tenements covering 47,615 ha and two exploration properties ("cateos") and consisting of 33 mining concessions. Allkem commenced exploration at Olaroz in 2008 and has been extracting lithium since 2013 and producing lithium carbonate since 2015 from the Stage 1 operations of Olaroz. Further, in July of 2023, Allkem achieved first production from the Stage 2 operations of Olaroz.
In addition to our stake in SDJ through Allkem, we also own 100% of six properties immediately in the north of Olaroz, which contribute an additional 9,575 ha. The properties in the far north of the salar and over gravel sediments of the Rosario River delta and surrounding alluvial material (i.e., material deposited by a stream or flowing water along its course) are interpreted to overlie a deeper extension of the salar. In addition to those six properties, Allkem also previously acquired the Maria Victoria property in the north of Olaroz.
None of these six wholly owned properties are in production. Further exploration drilling and test work is planned to confirm the scale of lithium potential of these properties.
Mineralization in the Olaroz salar consists of lithium dissolved in a hyper-saline brine, which is multiple times more concentrated than seawater. The lithium concentration is the product of the solar evaporation of brackish water which flows into the salar as groundwater and occasional surface water flows. The concentrated brine with lithium is distributed throughout the salar in pore spaces between grains of sediment. The brine also extends a considerable distance away from the salar, beneath alluvial gravel fans around the edges of the salar. These areas are largely unexplored by the company to date. In addition to lithium, there are other elements, such as sodium, magnesium and boron, which constitute impurities and are removed in the ponds and in the processing plant.
Given the greater depth of exploration from 2019 onward and improved geological understanding, the geological interpretation has been simplified to five major hydrogeological units, consisting of the upper halite and northern sequence of the salar, underlying sand silt and clay units, a halite dominated sequence, a lower sequence with more sandy units and a unit of alluvial sediments that surrounds the salar and extends to considerable depth in the west of the salar.
Olaroz is located in Salar de Olaroz, which is in the high-altitude Puna ecoregion of the Altiplano of northwest Argentina, where extensive lithium brine resources are present. The climate is cold and dry and rainfall is generally restricted to the summer months of December through March. Solar radiation is high, especially during the summer months of October through March, leading to high evaporation rates. The area is windy, with wind speeds of up to 80 kilometers per hour recorded during the dry season.
As of December 31, 2023, the total book value of Olaroz and its associated plant and equipment was approximately $1,363.4 million.
Mineral Resources
A summary of Olaroz's lithium mineral resources, as of December 31, 2023 is shown in the following table.
No mineral reserves have been determined at Olaroz, and Allkem has started extraction at Olaroz without determining mineral reserves. A copy of the QPs’ TRS with respect to the lithium mineral resource estimate at Olaroz, effective as of June 30, 2023, is referenced in Exhibit 96.4 to this Annual Report.
The Olaroz mineral resources as of December 31, 2023, are summarized in the following table. The measured mineral resources estimates as of December 31, 2023 presented below have been reduced from 1,570 thousand MT of elemental lithium as of June 30, 2023, which is the amount of measured resources set forth in the Olaroz TRS, to reflect the amount of lithium produced in the last six months of 2023. Thus, the mineral resources estimates below have been updated to reflect depletion, as determined by an employee of Hydrominex Geoscience, the QP who prepared the estimate of resources in the Mt Cattlin TRS, by removing the amount of lithium that was extracted from the property between July 1, 2023 and December 31, 2023 from the corresponding amount in the aforementioned TRS. Olaroz production in the last six months of 2023 did not affect the estimates indicated or inferred mineral resources reported in the aforementioned TRS.

Lithium - Brine (Lithium metal)	Amount (MT in thousands)	Concentration (mg/L)
Measured Mineral Resources	1,560	659
Indicated Mineral Resources	499	592
Total Measured and Indicated Mineral Resources	2,059	641
Inferred Mineral Resources	1,105	609

•Brine assets are expressed in thousand metric tons of lithium metal.

•Comparison of values may not add up due to rounding or the use of averaging methods.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated reasonable prospects for economic extraction.
•Lithium metal is converted to lithium carbonate with a conversion factor of 5.323 (i.e., 5.323 metric tons of LCE per 1 metric ton of lithium metal).
•Through the Olaroz joint venture, we own a 66.5% interest in Olaroz and, therefore, are reporting 66.5% of the mineral resources that are subject to the Olaroz joint venture. In addition to our stake in the Olaroz joint venture, we also own 100% of six properties immediately in the north of Olaroz, which properties’ mineral resources are reported on a 100% basis.
•The estimate is reported in-situ and exclusive of mineral reserves, but because no reserves were estimated, the resources has only been depleted by historical production.
•An elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the measured and indicated mineral resources corresponds to 641 mg/l. Extracted grades at individual production wells and the average mineral resources concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
•The estimated economic cut-off grade estimated for resource reporting purposes is 300 mg/l lithium, based on the following assumptions:
▪A technical grade LCE price of $20,000/metric ton.
▪An estimated recovery factor for the salar operation over the span of life-of-mine is 62%, equivalent to the assumed process recovery factor of 62%.
▪An average annual brine pumping rate of 600 L/s is assumed.
▪Cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate and capital costs.
•The resource has been depleted for the historical well production which is approximately 0.323 million tons of lithium carbonate equivalent (LCE), 0.314 million tonnes of LCE were depleted from measured resource and 0.009 million tons of LCE was depleted from indicated resources (associated with the accumulative production of well E-26). The accumulated production between 30 of June of 2023 and 31 December of 2023 was 0.031 million tons of LCE.
Additional information about key assumptions and parameters relating to the lithium mineral resources at Olaroz is discussed in Section 11 and key assumptions relating to the price estimates for mineral resources is discussed in Section 16, in the Olaroz TRS filed as Exhibit 96.4 to this Annual Report. The mineral resource estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings “Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life-of-mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
Joint Venture
In 2019, Allkem began consolidating the Olaroz joint venture based on amendments to the joint venture contractual arrangement providing Allkem with control of certain rights. The Olaroz joint venture was originally funded through a combination of equity contributions, debt contributions and third-party debt. The joint venture arrangement governing the relationship between us (through Allkem) and TTC has no set calendar expiration date and contemplates customary joint venture termination rights for each party, including in the event of a material breach by the other party.
TTC has the sole and exclusive rights to market and sell all lithium products produced by SDJ from Stage 1 and Stage 2 for 20 years from the commencement of production from Stage 2 (starting retroactively after SDJ has produced sellable products over three consecutive months), subject to oversight from a joint marketing committee comprised of an equal number of TTC and Allkem representatives.
Rights and Royalties
Allkem, as operator, developed Stage 1 of Olaroz from 2012 to 2014, with the installation of production wells, water and gas supplies, power generation, evaporation ponds and a processing plant with 17,500 metric tons per annum ("mtpa") lithium carbonate capacity. Stage 2 of Olaroz commenced construction in 2019 and achieved first production in July of 2023. Stage 2 comprises additional evaporation ponds and an additional standalone processing facility with 25,000 mtpa of lithium carbonate capacity. Olaroz holds the necessary environmental permits for the Stage 1 and Stage 2 production and SDJ has received the relevant permissions for Olaroz development and operating activities from both provincial and federal agencies.
According to the AMC, the ownership of the minerals which form part of a mine belong to the government of the province where the mine is located. Mining royalties in Jujuy are due to the province in consideration for exploitation rights granted to the owner of the mine as concession for the exploitation. The mining royalties are specifically set forth and regulated by the Jujuy Provincial Tax Code (Title Seven, Law No. 5,791, as amended) (the “Jujuy Tax Code”). Pursuant to Section 344 of the Jujuy Tax Code, the provincial mining royalty is limited to 3% of the mine head value of the extracted ore, calculated as the sales price less direct cash costs related to exploitation and excluding fixed asset depreciation. Section 345 of the Jujuy Tax Code provides that mining royalties shall be calculated based on sworn statements filed by the company on a monthly basis, within 15 calendar days after the previous liquidated month period. Section 346 of the Jujuy Tax Code provides that the relevant tax authority has the right to review the sworn statements and to request payment of any difference in favor of the province.
In addition, pursuant to Federal Argentine regulation Decree Nr. 1060/20, a 4.5% export duty on the FOB price is to be paid when exporting lithium products.
Further, JEMSE, the Jujuy provincial mining body, holds an 8.5% interest in SDJ. JEMSE is the sole Class B shareholder of SDJ. Pursuant to SDJ's bylaws, JEMSE has the right to appoint one director, one alternate director and one syndicate member (which is a delegate). JEMSE also has the right to receive a percentage of any declared dividends to be paid by SDJ in proportion with its ownership interest. According to SDJ’s bylaws, any capital stock increase approved by SDJ’s shareholders shall keep the relative proportion of the Class A and Class B shares consistent, such that JEMSE continues to hold an 8.5% interest. To that extent, upon the request of JEMSE, the Class A shareholder may lend JEMSE the necessary amounts to subscribe its shareholder proportion in the relevant capital stock increase.
Operations, Accessibility and Infrastructure
Olaroz is an established lithium brine evaporation and processing operation. The operation has extensive infrastructure and facilities that have been supplemented for the Stage 2 expansion. The general facilities include wellfields, evaporation ponds, liming plants, freshwater production wells, a reverse osmosis plant, a gas fueled power generation plant, boilers for steam generation, a lithium processing plant, soda ash storage, lithium carbonate bagging and other storage areas for reagents and supplies, a laboratory, warehouses, refueling and equipment workshops, offices and control facilities, camp, transport control and a security facility.
Olaroz is located in the province of Jujuy at 3,900-meter altitude, adjacent to the paved international highway (RN52) that links the Jujuy Provincial capital, San Salvador de Jujuy, with ports in the Antofagasta region of Chile that are used to export the lithium carbonate product and to import key chemicals, equipment and other materials used in the production of lithium carbonate. In addition, both Jujuy and Salta have regular flights to and from Buenos Aires.
Olaroz is also located close to an existing gas pipeline, from which a spur line was constructed to supply Olaroz, providing a well-priced energy source. Industrial or raw water is obtained from production wells installed in the Archibarca alluvial fan area to the south-southeast of the plant. Wells have been installed in the Rosario Delta area in addition to the original wells in the Archibarca area to provide the additional industrial water for process plant demand. The existing operation has a contractor operated modular gas fueled electrical power generator complex. The power supply provides the power needs for the brine extraction wells, evaporation pond brine transfers, liming plant, lithium carbonate plant and camp.
Olaroz is managed on a drive-in/drive-out basis, with personnel coming from the regional centers, primarily Salta and San Salvador de Jujuy. A substantial camp is maintained that provides accommodation, recreation, meals and a manned clinic. Olaroz is supported with accounting, logistics, human resources and supply functions based in an office in Jujuy.
There are a number of local villages within 50 kilometers of Olaroz. These include the villages of Olaroz Chico, El Toro, Catua and Sey. The regional administrative center of Susques (population of approximately 2,000 people) is a one-hour drive northeast of Olaroz.
Mineral Processing
The Olaroz bore field and ponds have been operating since 2013 and the processing of lithium on site and sale of lithium carbonate product commenced from 2015 as a part of the Olaroz Stage 1 development. Lithium bearing brine hosted in pore spaces within sediments in the salar is extracted by pumping, using a series of production wells to pump brine to evaporation ponds for concentration of the brine. Olaroz currently produces brine from two wellfields with wells installed and operating at depths up to 650 meters. Pipelines for individual wells transport the brine to transfer ponds, from where brine is pumped to the evaporation ponds. The ponds are located directly south of the plant and on the lower slopes of the Archibarca alluvial fan.
The Olaroz process relies upon the removal of the bulk of the magnesium content by slaked lime addition to the brine, increasing the lithium concentration by evaporation, removing many different salts along the evaporation path by crystallization, polishing of the upgraded brine by removal of calcium and magnesium at an intermediate temperature and carbonate concentration, precipitation of the lithium carbonate product using high temperature and sodium carbonate additions, product filtration, drying and bagging.
Olaroz Stage 2 development is designed with a substantial increase in the evaporation pond area and a second processing plant to increase productive capacity up to 42,500 mtpa lithium carbonate from the combined Stage 1 and Stage 2 facilities.
Exploration and Expansion Activities

The initial exploration conducted at Olaroz indicated the salar contained a very significant brine volume that would support multiple stages of development. The Stage 1 development of 17,500 mtpa lithium carbonate was based on drilling conducted to a depth of 200 meters, supported by interpretation of the Olaroz basin from gravity and electrical geophysics. The geophysical data indicated the salar occupies a deep basin, which has now been confirmed by drilling to have a depth greater than 1,400 meters locally.
Drilling to support Stage 2 of Olaroz has been to depths between 400 and 650 meters, depending on the location within the basin. This deeper drilling has provided further information around sedimentation during basin filling and confirmed that deposition of coarser grained higher porosity and permeability sediments has been principally from the western side of the basin. Drilling has not yet intersected the basement rocks beneath the salar, despite drilling a 1,400-meter-deep exploration hole in one of the deeper locations in the basin.

Sal de Vida
Mineral resource and reserve estimates for Sal de Vida indicated in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.5 to this Annual Report, was prepared by employees of Montgomery & Associates Consultores Limitada ("Montgomery & Associates"), a third-party firm comprising mining experts in accordance with Subpart 1300, who prepared the estimate of lithium mineral resources and reserves, and an employee of Gunn Metallurgy, a third-party firm comprising mining experts in accordance with Subpart 1300, who prepared the processing and financial analyses, all of whom we have determined to be QPs within the meaning of Subpart 1300. Montgomery & Associates’ employees and Gunn Metallurgy’s employee who prepared the TRS are not employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). None of Montgomery & Associates, Gunn Metallurgy or their respective employees who prepared the TRS are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in Sal de Vida.

The mineral resources and reserves information for Sal de Vida in the aforementioned TRS was presented as of June 30, 2023 (which was Allkem's fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2023 presented below is based on such TRS and remains unchanged as of December 31, 2023. The aforementioned QPs have determined that all material assumptions and information relating to the disclosure of Sal de Vida mineral resources and reserves in the respective sections of the Sal de Vida TRS prepared by them, including material assumptions relating to all modifying factors, price estimates and technical information in the aforementioned TRS, remain current in all material respects as of December 31, 2023.

Overview

Sal de Vida is wholly owned by us. Sal de Vida (latitude 25° 24' 33.71" South, longitude 66° 54' 44.73" West) is located approximately 200 kilometers south of Olaroz in the high-altitude Puna ecoregion of the Altiplano of northwest Argentina at approximately 4,000 meters above sea level. Sal de Vida is within Salar del Hombre Muerto in the Province of Catamarca, 650 kilometers from the city of San Fernando del Valle de Catamarca via Antofagasta de la Sierra and 390 kilometers from the city of Salta via San Antonio de los Cobres. The nearest villages are Antofagasta de la Sierra in Catamarca Province, 145 kilometers south of the project site, and San Antonio de los Cobres in Salta Province, 210 kilometers north of the project site.
Sal de Vida was established in 2009. Lithium One Inc. ("Lithium One"), a public company listed on the TSX, completed work on the project, including ground magnetic geophysical surveys, trenching and sampling, drilling, and a preliminary economic assessment assuming production of lithium carbonate and potassium chloride. Subsequently, Galaxy gained control over Sal de Vida in 2012 following a merger with Lithium One. Since that date, Galaxy and, following the Galaxy/Orocobre Merger, Allkem have completed core drill programs, short-term and constant-rate pumping tests, mining and process studies, constructed pilot ponds and operated a pilot plant, updated risk assessments, conducted baseline studies, completed an Environmental Impact Report, estimated and refined capital and operating costs and obtained the Environmental Impact Assessment approval permit to construct and operate Stage 1, among other things.
Sal de Vida tenements are held by us and comprise 31 mining concessions over an area of 26,253 ha. As of the date of this Annual Report, all concessions are in good standing with all statutory annual payments (mining canon) and reporting obligations up to date.

The Sal de Vida deposit is a brine system. The salar system in the Hombre del Muerto basin is considered to be typical of a mature salar in Argentina, containing relatively high concentrations of lithium brine due to the presence of lithium-bearing rocks and local geothermal waters associated with Andean volcanic activity. The Hombre del Muerto basin has an evaporite core (i.e., a sedimentary deposit of soluble salts resulting from the evaporation of water) that is dominated by halite. Sal de Vida’s brine chemistry has a high lithium grade and low levels of magnesium, calcium and boron impurities.
Sal de Vida is located in the Puna ecoregion of the Argentina Altiplano where the climate is extremely cold and dry. Rainfall is generally restricted to the summer months of December through March. Solar radiation is high, especially during the summer months of October through March, leading to high evaporation rates. The area is windy, with wind speeds of up to 80 kilometers per hour recorded during the dry season. Sal de Vida is located in a flat plain with two major perennial streams that feed the salar from the south, the Río de los Patos and the Rio Trapiche.
As of December 31, 2023, the total book value of Sal de Vida and its associated plant and equipment was approximately $1,684.7 million.
Mineral Resources and Reserves
A summary of Sal de Vida’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2023 are shown in the following tables. The amounts below represent our 100% ownership and are presented as metric tons in thousands.
The Sal de Vida mineral resources, exclusive of reserves, estimates as of December 31, 2023 are summarized in the following table:

Lithium - Brine (Lithium metal)	Amount (MT in thousands)	Concentration (mg/L)
Measured Mineral Resources	577	745
Indicated Mineral Resources	181	730
Total Measured and Indicated Mineral Resources	758	742
Inferred Mineral Resources	123	556

•Brine assets are expressed in thousand metric tons of lithium metal.
•Comparison of values may not add up due to rounding or the use of averaging method.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated reasonable prospects for economic extraction.
•Lithium metal is converted to lithium carbonate with a conversion factor of 5.323 (i.e., 5.323 metric tons of LCE per 1 metric ton of lithium metal).
•The estimate is reported in-situ and exclusive of mineral reserves, where the lithium mass is representative of what remains in the reservoir after the life-of-mine. To calculate mineral resources exclusive of mineral reserves, a direct correlation was assumed between proven reserves and measured resources, as well as probable reserves and indicated resources. Proven mineral reserves (from the point of reference of brine pumped to the evaporation ponds) were subtracted from measured mineral resources, and probable mineral reserves (from the point of reference of brine pumped to the evaporation ponds) were subtracted from indicated mineral resources. The average grade for measured and indicated resources exclusive of mineral reserves was estimated based on the remaining brine volume and lithium mass.
•An elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric LCE ton over the entirety of the life-of-mine of 40 years. The average lithium grade of the measured and indicated resources corresponds to 742 mg/l and represents the estimated in situ measured and indicated resource grade after mining. The average measured and indicated resources concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
•The estimated economic cut-off grade for resource reporting purposes is 300 mg/l lithium, based on the following assumptions:
▪A technical grade LCE price of $20,000/metric ton.
▪An estimated recovery factor for the salar operation over the span of life-of-mine is 68%, lower than the assumed process recovery factor of 70%.
▪An average annual brine pumping rate of 506 L/s is assumed.

▪Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate.
The Sal de Vida mineral reserve estimates as of December 31, 2023 are summarized in the following table:

Lithium - Brine (Lithium metal)	Amount (MT in thousands)	Concentration (mg/L)
Proven Mineral Reserves	84	799
Probable Mineral Reserves	383	748
Total Mineral Reserves	467	757
•Brine assets are expressed in thousand metric tons of lithium metal.
•Comparison of values may not add up due to rounding or the use of averaging methods.
•Lithium metal is converted to lithium carbonate with a conversion factor of 5.323 (i.e., 5.323 metric tons of LCE per 1 metric ton of lithium metal).
•An elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 40 years. The average lithium grade of the proven and probable reserves corresponds to 757 mg/l and represents the brine produced at the wellhead. Extracted grades at individual production wells and the average Proven and Probable reserve concentration are well above the 300 mg/l cut-off grade, demonstrating that extraction is economically viable.
•The estimated economic cut-off grade for reserve reporting purposes is 300 mg/l lithium, based on the following assumptions:
▪A technical grade LCE price of $20,000/metric ton.
▪An estimated recovery factor for the salar operation over the span of life-of-mine is 68%, lower than the estimated process recovery factor of 70%.
▪An average annual brine pumping rate of 506 L/s is assumed.
▪Cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate and capital costs.
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at Sal de Vida is discussed in Sections 11 and 12, respectively, and key assumptions relating to the price estimates for mineral resources and reserves is discussed in Section 16, in the Sal de Vida TRS filed as Exhibit 96.5 to this Annual Report. The mineral resource and reserve estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings “Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life-of-mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
Rights and Royalties
The AMC considers mining activities to be public utility. As such, Catamarca Province Law 4757 requires provincial royalties that are generally limited to 3% of the mine head value of the extracted ore, calculated as the sales price less direct cash costs related to exploitation and excluding fixed asset depreciation.
On December 20, 2021, Allkem and the Province of Catamarca executed a Royalties Commitment Deed, pursuant to which Allkem is to pay to the Province of Catamarca a maximum amount of 3.5% of the “net monthly revenue” from Sal de Vida (which is also the maximum amount payable for the entirety of Sal de Vida, inclusive of any expansion). This royalty is inclusive of the standard provincial royalty, an additional contribution of 3.2% less the mining royalty and water cannon amounts, and a 0.3% corporate sustainability contribution. The payment of the standard provincial royalty is due once commercial production at Sal de Vida commences, while the payment of the additional contribution and the corporate sustainability contribution began as of the grant of the relevant water concession in Decree No. 2867 on November 4, 2022.
The additional contribution amount is exclusively used for conducting investment projects, infrastructure works and productive development within the area where Sal de Vida is located and, specifically, within the direct (Department of Antofagasta) and indirect (Department of Belén and Santa María) zones of influence of Sal de Vida. The corporate sustainability contribution amount is exclusively used for conducting investment projects, infrastructure works and productive development within the area where Sal de Vida is located and, specifically, within the direct zone of influence.
Further, pursuant to Federal Argentine regulation Decree Nr. 1060/20, a 4.5% export duty on the FOB price is to be paid when exporting lithium products.

Operations, Accessibility and Infrastructure
The main route to Sal de Vida is from the city of San Fernando del Valle de Catamarca via National Route 40 to Belen and Provincial Route 43 through Antofagasta de la Sierra to the Salar del Hombre Muerto. The road is paved to Antofagasta de la Sierra and continues unpaved for the last 145 kilometers to Salar del Hombre Muerto. This road is well maintained and also serves Livent’s SdHM Lithium Operations and Galan Lithium Ltd.’s Hombre Muerto Project.
The closest powerline, a 330-kilo-volt-amperes line, is located 140 kilometers north of Sal de Vida, oriented southeast–northwest, and supplies power to Chile. However, due to the distance to Sal de Vida and the estimated capital requirements for accessing this network, Sal de Vida is expected to utilize site-generated power. Water use rights may be acquired by permit, by concession and, under laws enacted in some provinces, through authorization. Water easements were granted in 2013 and expanded in 2020. Sal de Vida sources water from two operational wells located near Rio Los Patos.
The closest settlement to Sal de Vida is Ciénaga La Redonda, which is located approximately 5 kilometers by road from the site. There are also communities that claim to be indigenous and/or descendants of native peoples within the project area. The majority of the workforce comes from local villages, such as San Antonio de los Cobres and Antofalla de la Sierra, and the provincial capital city, San Fernando del Valle de Catamarca.
Mineral Processing
The Sal de Vida process will commence with brine extracted from wells extending to a depth of up to 300 meters into the salar. Brine will be pumped to a series of evaporation ponds, where it will be evaporated to increase the salt concentration beyond the sodium chloride saturation point. Sodium chloride will precipitate as halite solids that will collect at the bottom of the ponds.
Thereafter, the Sal de Vida process relies upon the removal of the bulk of the magnesium content by slaked lime addition to the brine with the solids separated from the brine and reporting to a discard facility, increasing the lithium concentration by evaporation, removing many different salts along the evaporation path by crystallization, polishing of the upgraded brine by removal of calcium and magnesium at an intermediate temperature and carbonate concentration, precipitation of the lithium carbonate product using high temperature and sodium carbonate additions, solid liquid separation, drying and bagging.
Exploration and Expansion Activities
Mineral exploration began in the Salar del Hombre Muerto with shallow pit campaigns to obtain data on near-surface geology, subsurface water levels, brine chemistry and physical parameters. Multiple geophysical campaigns also were completed for subsurface interpretations including gravity, vertical electric soundings and transient electromagnetic surveys. Drilling was conducted in several phases between 2009 and 2021. A total of 40 brine well, core and reverse circulation drill holes have been completed.
In April 2022, Allkem announced plans to increase total planned capacity to 45,000 mtpa lithium carbonate, an increase in the capacity of Stage 1 and consolidation of Stages 2 and 3 into a single expansion. The production capacity of Sal de Vida is expected to be dedicated to predominantly battery grade lithium carbonate through an evaporation and processing operation at the Salar del Hombre Muerto site. Development is planned to be delivered in two stages with Stage 1 targeting 15,000 mtpa lithium carbonate production capacity and Stage 2 targeting an additional 30,000 mtpa lithium carbonate production capacity.

Cauchari
Mineral resource and reserves estimates for Cauchari in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.6 to this Annual Report, which was prepared by Marek Dworzanowski, a self-employed Consultant Metallurgical Engineer, and Frederik Reidel, Managing Director of Atacama Water SpA, who we determined to be QPs within the meaning of Subpart 1300. Neither Marek Dworzanowski nor Frederik Reidel are employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). is not an affiliate of Arcadium or another entity that has an ownership, royalty, or other interest in Cauchari. None of Marek Dworzanowski, Atacama Water SpA or Frederik Reidel are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in Cauchari.
The mineral resources and reserves information for Cauchari in the aforementioned TRS was prepared and presented as of June 30, 2023 (which was Allkem's fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2023 presented below is based on such TRS and remains unchanged as of December 31, 2023. The aforementioned QPs have determined that all material assumptions and information relating to the disclosure of Cauchari mineral resources and reserves in the respective sections of the Cauchari TRS prepared by them, including material assumptions relating to all modifying factors, price estimates and technical information in the aforementioned TRS, remain current in all material respects as of December 31, 2023.

Overview

Cauchari (latitude 23° 29’ 13.19” South, longitude 66° 42’ 34.30” West), which is located immediately south of, and has similar brine characteristics to, Olaroz, is wholly owned by us. Cauchari is located in the Puna region, 230 kilometers west of the city of San Salvador de Jujuy in Jujuy Province of northern Argentina and is at an altitude of 3,900 meters above sea level. The Cauchari tenements cover 28,906 ha and consist of 22 mining concessions. Cauchari was acquired by Orocobre in 2020 following the completion of a statutory plan of arrangement with AAL, and then Cauchari was acquired by Allkem in 2021 pursuant to the Galaxy/Orocobre Merger.
The physiography of Cauchari on the Puna Plateau is characterized by north-south trending basins and ranges with canyons cutting through the Western and Eastern Cordilleras. There are numerous volcanic centers in the Puna. Dry salars occur within many of the closed basins which have internal (endorheic) drainage. Inflow to these salars is in the form of summer rainfall, surface water runoff and groundwater inflows and discharge is through evaporation.
Based on the drilling campaigns carried out in the salar between 2011 and 2018, six major geological units were identified and correlated from the logging of drill cuttings and undisturbed core to a general depth of over 600 meters. No borehole has reached bedrock.
Salar de Cauchari is a mixed style salar, with a halite nucleus in the center of the salar overlain with up to 50 meters of fine grained (clay) sediments. The halite core is interbedded with clayey to silty and sandy layers. The salar is surrounded by relative coarse grained alluvial sediments and fluvial sediments (i.e., fine to coarse-grained sedimentary rocks, such as sandstone or conglomerate, produced by stream or river action). These fans demark the perimeter of the actual salar visible in satellite images and at depth extend towards the center of the salar where they form the distal facies with an increase in sand and silt. At depth between 300 meters and 600 meters, a deep sand unit has been intercepted in several core holes in the southeast sector of Cauchari.
Cauchari is located in Salar de Cauchari, which is in the high-altitude Puna ecoregion of the Altiplano of northwest Argentina, where extensive lithium brine resources are present. The climate is cold and dry and rainfall is generally restricted to the summer months of December through March. Solar radiation is high, especially during the summer months of October through March, leading to high evaporation rates. The area is windy, with wind speeds of up to 80 kilometers per hour recorded during the dry season.
As of December 31, 2023, the total book value of Cauchari and its associated plant and equipment was approximately $37.6 million.
Mineral Resources and Reserves
A summary of Cauchari’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2023, are shown in the following tables. The amounts represent our 100% ownership and are presented as metric tons in thousands.
The Cauchari mineral resources, exclusive of reserves, estimates as of December 31, 2023 are summarized in the following table:

Lithium - Brine (Lithium metal)	Amount (MT in thousands)	Concentration (mg/L)
Measured Mineral Resources	302	581
Indicated Mineral Resources	321	494
Total Measured and Indicated Mineral Resources	623	519
Inferred Mineral Resources	285	473

•Brine assets are expressed in thousand metric tons of lithium metal.
•Comparison of values may not add up due to rounding or the use of averaging methods.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated reasonable prospects for economic extraction.
•Lithium metal is converted to lithium carbonate with a conversion factor of 5.323 (i.e., 5.323 metric tons of LCE per 1 metric ton of lithium metal).
•The estimate is reported in-situ and exclusive of mineral reserves, where the lithium mass is representative of what remains in the reservoir after the life-of-mine. To calculate mineral resources exclusive of mineral reserves, a direct correlation was assumed between proven reserves and measured resources, as well as probable reserves and indicated resources. Proven mineral reserves (from the point of reference of brine pumped to the evaporation ponds) were subtracted from measured mineral resources, and probable mineral reserves (from the point of reference of brine pumped to the evaporation ponds) were subtracted from indicated mineral resources. The average grade for measured and indicated resources exclusive of mineral reserves was estimated based on the remaining brine volume and lithium mass.
•An elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the measured and indicated mineral resources corresponds to 519 mg/l and represents the flux-weighted composite brine collected as brine is routed to the evaporation ponds. Extracted grades at individual production wells and the average measured and indicated resource concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
•The estimated economic cut-off grade estimated for resource reporting purposes is 300 mg/l lithium, based on the following assumptions:
▪A technical grade LCE price of $20,000/metric ton.
▪An estimated recovery factor for the salar operation over the span of life-of-mine is 66%, lower than the estimated process recovery factor of 67%.

▪An average annual brine pumping rate of 480 L/s is assumed.
▪Cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate and capital costs.
The Cauchari mineral reserve estimates as of December 31, 2023 are summarized in the following table:

Lithium - Brine (Lithium metal)	Total Lithium (MT in thousands)	Li Average Concentration (mg/L)
Proven Mineral Reserves	43	571
Probable Mineral Reserves	169	485
Total Mineral Reserves	212	501
•Brine assets are expressed in thousand metric tons of lithium metal.
•Comparison of values may not add up due to rounding or the use of averaging methods.
•Lithium metal is converted to lithium carbonate with a conversion factor of 5.323 (i.e., 5.323 metric tons of LCE per 1 metric ton of lithium metal).
•An elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the proven and probable reserves corresponds to 501 mg/l and represents the flux-weighted composite brine collected as brine is routed to the evaporation ponds. Extracted grades at individual production wells and the average proven and probable reserves concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
•The estimated economic cut-off grade estimated for reserve reporting purposes is 300 mg/l lithium, based on the following assumptions:
▪A technical grade LCE price of $20,000/metric ton.
▪An estimated recovery factor for the salar operation over the span of life-of-mine is 66%, lower than the estimated process recovery factor of 67%.
▪An average annual brine pumping rate of 480 L/s is assumed.
▪Cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate and capital costs.
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at Cauchari is discussed in Sections 11 and 12, respectively, and key assumptions relating to the price estimates for mineral resources and reserves is discussed in Section 16, in the Cauchari TRS filed as Exhibit 96.6 to this Annual Report. The mineral resource and reserve estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described under Item 1 of this Annual Report under the headings “Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life of mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
Rights and Royalties
The Cauchari mining concessions are now held as applications for exploitation permits. As of the date of this Annual Report, all exploitation permits are pending, and are expected to replace the cateos (exploration permits) previously held by SAS. Provided that the title holder fulfills the legal requirements, the exploitation permits are expected to be granted. The surface rights are independently owned from the mining rights by the communities of Catua, Termas de Tuzgle de Puesto Sey and/or Los Manantiales de Pastos Chicos.
According to the AMC, the ownership of the minerals which form part of a mine belong to the government of the province where the mine is located. Mining royalties in Cauchari will ultimately be due to the province in consideration for exploitation rights granted to the owner of the mine as concession for the exploitation. The mining royalties are specifically set forth and regulated by the Jujuy Tax Code. Cauchari is subject to the Provincial Mining royalty, which is limited to 3% of the mine head value of the extracted ore, calculated as the sales price less direct cash costs related to exploitation and excluding fixed asset depreciation. Section 345 of the Jujuy Tax Code provides that mining royalties shall be calculated based on sworn statements that shall be filed by the company on a monthly basis, within 15 calendar days after the previous liquidated month period. Section 346 of the Jujuy Tax Code provides that the relevant tax authority has the right to review the sworn statements and to request payment of any difference in favor of the province.
Further, pursuant to Federal Argentine regulation Decree Nr. 1060/20, a 4.5% export duty on the FOB price is to be paid when exporting lithium products.

Operations, Accessibility and Infrastructure
Once fully operational, Cauchari will be a lithium brine evaporation and processing operation. The operation will include extensive infrastructure and facilities that are being supported by the neighboring Olaroz site. The Cauchari general facilities include wellfields, evaporation ponds, liming plants, freshwater production wells, a reverse osmosis plant, a gas fueled power generation plant, boilers for steam generation, a lithium processing plant, soda ash storage, lithium carbonate bagging and other storage areas for reagents and supplies, a laboratory, warehouses, refueling and equipment workshops, offices and control facilities, camp, dining rooms and sports and recreation facilities, a gate house, a weighbridge, and transport control and security facility.
Cauchari is reached by paved and unpaved roads from either Salta or Jujuy. The distance between San Salvador de Jujuy, the capital city of Jujuy Province, and Cauchari is approximately 230 kilometers and takes about 4 hours by car. The access from Jujuy is via Hwy RN 9 for approximately 60 kilometers to the town of Purmamarca, from there, via Hwy RN 52 for a further 150 kilometers, passing the village of Susques to RP 70 along the west side of Cauchari, approximately 70 kilometers east of the international border with Chile at Paso Jama. Cauchari is accessed directly from RP 70. Cauchari also sits just to the south of paved Hwy RN 52 that connects with the international border with Chile 80 kilometers to the west and the major mining center of Calama and the ports of Antofagasta and Mejillones in northern Chile, which are both major ports for the export of mineral commodities and import of mining equipment.
Industrial water will be obtained from alluvial production wells installed specifically for Cauchari and located up to 62.1 kilometers to the south-southeast of the plant. Electrical power required for Cauchari is under study and several alternatives are under consideration, such as electrical generators fed by natural gas through a gas pipeline tapping into the Atacama Gas Pipeline. A stand-by diesel generator station will also be considered, which can power selected equipment during outages. In general, all of the distribution is aerial unless there are major restrictions, in which case, underground distribution will be adopted.
Cauchari will be managed similarly to Olaroz with a drive-in/drive-out basis, with personnel coming from the regional centers, primarily San Salvador de Jujuy. Surrounding the project, there are a number of local villages within 100 kilometers of the Cauchari/Olaroz salars. The villages include Olaroz Chico, El Toro, Catua and Sey. The regional administrative center of Susques (population of approximately 2,000 people) is a one-hour drive northeast of Cauchari.
Mineral Processing
Cauchari will include the design and installation of production wells, evaporation ponds and a processing plant to obtain 25,000 mtpa of battery grade lithium carbonate. As a general overview of the process, the brine that feeds the lithium carbonate plant is obtained from two brine production wellfields. The northwest wellfield will be operated for the first 9 years of the project and then brine production will switch to the southeast wellfield during year 9 and onwards.
Thereafter, the Cauchari process relies upon the removal of the bulk of the magnesium content by slaked lime addition to the brine with the solids removed from the brine and reporting to a discard facility, increasing the lithium concentration by evaporation, removing many different salts along the evaporation path by crystallization, polishing of the upgraded brine by removal of calcium and magnesium at an intermediate temperature and carbonate concentration, precipitation of the lithium carbonate product using high temperature and sodium carbonate additions, product filtration, drying and bagging.
Exploration and Expansion Activities
Based on the drilling campaigns carried out in the salar between 2011 and 2018, six major geological units were identified and correlated from the logging of drill cuttings and undisturbed core to a general depth of over 600 meters. No borehole has reached bedrock. The first program in 2011 by SAS (Phase I) covered the southeast sector of Cauchari and the second and third campaigns by AAL (Phase II and III) covered both the northwest and southeast sector of Cauchari. We are currently assessing options to conduct further drilling at Cauchari.
James Bay
Mineral resource and reserves estimates for James Bay in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.7 to this Annual Report, which was prepared by employees of SLR Consulting (Canada) Ltd. (“SLR Canada”), a third-party firm comprising mining experts in accordance with Subpart 1300, employees of Wave International Pty Ltd. (“Wave International”), a third-party firm comprising mining experts in accordance with Subpart 1300, employees of WSP Canada Inc. (“WSP Canada”), a third-party firm comprising mining experts in accordance with Subpart 1300, all of whom we determined to be QPs within the meaning of Subpart 1300. SLR Canada’s, Wave International’s and WSP Canada’s employees who prepared the TRS are not employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). None of SLR Canada, Wave International or WSP Canada or their respective employees who prepared the TRS are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in James Bay.
The mineral resources and reserves information for James Bay in the aforementioned TRS was prepared and presented as of June 30, 2023 (which was Allkem's fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2023 presented below is based on such TRS and remains unchanged as of December 31, 2023.

The aforementioned QPs have determined that all material assumptions and information relating to the disclosure of James Bay mineral resources and reserves in the respective sections of the James Bay TRS prepared by them, including material assumptions relating to all modifying factors, price estimates and technical information in the aforementioned TRS, remain current in all material respects as of December 31, 2023.
Overview

80°0'W
78°0'W
76°0'W
74°0'W
54°0'N
52°0'N
50°0'N
Matagami
Québec City
Montréal
Chisasibi
Radisson
Wemindji
James Bay
Lithium
Project
Eastmain
Waskaganish
Ontario
Québec
Mistissini
Chibougamau
Chapais
Matagami
0
50
100
150
200 km

Allkem

James Bay (latitude 52° 13’ 58.03” North, longitude 77° 3’ 56.40” West) is wholly owned by us through two Canadian wholly owned subsidiaries. James Bay is located in northwestern Québec, 382 kilometers north of the community of Matagami. James Bay is approximately 130 kilometers east of James Bay and the Cree Nation of Eastmain community.

In February 2011, Galaxy signed a joint venture agreement with Lithium One for the exploration and eventual development of James Bay. In May 2011, under the terms of that agreement, Galaxy acquired an initial 20% equity interest and had the potential to increase its stake to 70% through the completion of a definitive feasibility study within a 24-month period. On July 4, 2012, Galaxy completed a merger with Lithium One, effectively acquiring 100% of James Bay. On August 25, 2021, Galaxy merged with Orocobre. Under the Galaxy/Orocobre Merger, Allkem acquired 100% of James Bay.
Spodumene is the dominant lithium-bearing mineral found on the project and is a relatively rare pyroxene (a crystalline mineral) that is composed of lithia (8.03% Li2O), aluminum oxide (27.40% Al2O3) and silica (64.58% SiO2). It is found in lithium-rich granitic pegmatites, commonly associated with quartz, k-feldspar, albite, muscovite with minor lepidolite, tourmaline and beryl.
The climate at James Bay is classified as Continental Subarctic. James Bay is characterized as having long cold winters and short warm summers. The winter season can begin as early as October and extend through April. Temperatures in winter range from 5°C to below -45°C, with significant snow cover. Temperatures range from approximately 15°C to 35°C during the summer months, with moderate rainfall and thunderstorms during exceptionally hot weather conditions. During dry summer period, forest fires are common in the region.
As of December 31, 2023, the total book value of James Bay and its associated plant and equipment was approximately $499.0 million.
Mineral Resources and Reserves
A summary of James Bay lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2023, are shown in the following tables. The amounts represent our 100% ownership and are presented as metric tons in thousands.
The James Bay mineral resources, exclusive of reserves, estimates as of December 31, 2023 are summarized in the following table:

Lithium - Hard Rock (Ore)	Amount (MT in thousands)	Grade (Li2O%)
Measured Mineral Resources	—	—%
Indicated Mineral Resources	18,100	1.12%
Total Measured and Indicated Mineral Resources	18,100	1.12%
Inferred Mineral Resources	55,900	1.29%

•Hard rock assets are expressed in thousand metric tons of ore.
•Comparison of values may not add up due to rounding or the use of averaging methods.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated reasonable prospects for economic extraction.
•Mineral resources have been reported as in-situ.
•Mineral resources are reported using a raised cut-off grade of 0.5% Li2O due to metallurgical considerations. The estimated break-even cut-off grade is 0.17% Li2O.
•Mineral resources are estimated using a long-term spodumene concentrate (6.0% Li2O) price of $1,500/t and a C$/US$ exchange rate of 1.3.
•Mineral resources were constrained using a Whittle pit optimization shell using the following set of assumptions for mineral resource reporting:
▪Processing costs of C$13.23/t of ore.
▪G&A costs of C$13.86/t of ore.
▪Closure, Sustaining CAPEX, and IBA payments of C$6.83/t of ore.
▪Mining costs of C$4.82/t of ore.
▪Metallurgical recovery of 70.1%.
▪Transport costs of $86.16/t of spodumene concentrate.
▪NSR royalty of 0.32%.
▪Average pit slope angle of 47.5 degrees.
The James Bay mineral reserve estimates as of December 31, 2023 are summarized in the following table:

Lithium - Hard Rock (Ore)	Amount (MT in thousands)	Grade (Li2O%)

Proven Mineral Reserves	—	—%
Probable Mineral Reserves	37,296	1.27%
Total Mineral Reserves	37,296	1.27%
•Hard rock assets are expressed in thousand metric tons of ore.
•Comparison of values may not add up due to rounding or the use of averaging methods.
•Mineral reserves are reported using a cut-off grade of 0.62% Li2O and include 8.7% dilution at an average grade of 0.42% Li2O. The average life-of-mine strip ratio is 3.56:1.
•Mineral reserves are estimated in-situ.
•Mineral reserves are estimated using a long-term spodumene concentrate (6.0% Li2O) price of $1,500/t and a C$/US$ exchange rate of 1.3 over the entirety of the life-of-mine of 19 years.
•Bulk density of ore is variable, outlined in the geological block model, and averages 2.7 t/m3.
•Mineral reserves were constrained within the pit design using the following set of assumptions:
▪Processing costs of C$18.13/t of ore.
▪G&A, Royalties, IBA, Owner’s cost, Closure, and Sustaining costs of C$38.17/t of ore.
▪Mining costs of C$5.70/t of ore.
▪Metallurgical recovery of 68.9%.
▪Transport and Insurance costs of $105.8/t of spodumene concentrate.
▪Average pit slope angle of 47.5 degrees.
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at James Bay is discussed in Sections 11 and 12, respectively, and key assumptions relating to the price estimates for mineral resources and reserves is discussed in Section 16, in the James Bay TRS filed as Exhibit 96.7 to this Annual Report. The mineral resource and reserve estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings “Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life of mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
Rights and Royalties
James Bay comprises two contiguous packages of mining titles, covering an area of approximately 11,130 ha. All claims are classified as “map designed claims”, also known as “CDC”-type claims under the Québec Mining Act, and provide the holder the exclusive right to explore for mineral substances on the land subject to the claims. The boundaries of the claims have not been legally surveyed. All claims at James Bay are in good standing as of the date of this Annual Report. We have obtained all necessary permits and certifications from government agencies to allow for exploration at James Bay.
Two net smelter return (“NSR”) royalties remain on James Bay affecting various parts of the project. Ridgeline Royalties Inc. owns a 0.5% NSR royalty covering 11 claims (totaling an area of approximately 93 ha) forming part of James Bay pursuant to an agreement dated May 14, 2009. The royalty is not subject to any buy back right.
LRC owns a 1.5% NSR royalty covering 23 claims (totaling an area of approximately 1,195 ha) forming part of James Bay pursuant to an agreement dated June 9, 2009. We have the right to buy back one-third of the royalty (equaling 0.5%) at any time for an amount of CAD $500,000. The royalty is calculated on the net amount received by the operator of the project after deduction of certain costs and charges, which are customary for this type of royalty. The royalty must be paid, at the latest, 45 days after the end of each quarter. An annual report relating to the calculation and payment of the royalty as of December 31 of each year must be delivered to LRC on or before March 31 following the end of such calendar year. LRC has a maximum period of three months following the delivery of such annual report to contest the calculation of the royalty.
James Bay is subject to the JBNQA, which governs a range of matters between the Government of Québec and the Cree Nations of Québec. On March 18, 2019, a Preliminary Development Agreement (“PDA”) was entered into between the Cree Nation of Eastmain, the Grand Council of the Cree Nations and the Cree Nations Government and Galaxy. Subsequent to this, an Impact Benefit Agreement (“IBA”), also known as the Kapisikama Agreement was signed between Allkem and the Grand Council of the Crees (Eeyou Istchee) on December 13, 2023, which will govern the relationship between Arcadium Lithium (and his subsidiaries) and the Cree Nation and provide for training, employment, business opportunities and financial benefits on a long-term basis.
James Bay is also subject to a federal and provincial environmental assessment. The Provincial assessment must be consistent with the JBNQA. In January 2023, the federal Minister for the Environment and Climate Change issued federal authorization for James Bay. In December 2023, Allkem received the provincial authorization by the Government of Québec following completion of the environmental and social impact assessment and review process by the COMEX. We are currently in the process of requesting the near term construction permits that are required prior to commencing construction at James Bay.

Operations, Accessibility and Infrastructure
The James Bay process consists of the following key areas: three stage crushing circuit where crushing is carried out to reduce the particle size of the Run of Mine (i.e., the unprocessed mined material) and allow increased separation efficiency downstream using dense media separation (DMS) which utilizes the density differences between the various minerals in the feed to separate the gangue from the material of value. The DMS processing plant also includes fines and course tailings dewatering, and storage before being sent out for co-disposal with mining waste rock onto dedicated waste rock and tailings storage facilities on-site. Spodumene concentrate dewatering, storage & handling as well as reagent storage and preparation are also undertaken in the DMS building.
The property is located 10 kilometers south of the Eastmain River and 130 kilometers east of the Eastmain community. The Eastmain Road links the property to the Eastmain village on the coast of James Bay. James Bay is readily accessible year-round by the paved Billy-Diamond Highway that connects Matagami to the village of Radisson. The property is approximately a four-hour drive north of Matagami, Québec, located adjacent to the Relais Routier km 381 Truck Stop operated by the Société de Développement de la Baie-James (“SDBJ”).
The Relais Routier km 381 Truck Stop provides services including lodging and food, fuel, electricity, telephone services and a helipad. It is owned and operated by the SDBJ, a state-run corporation owned by the Government of Québec. It is located less than one kilometer from James Bay.
The town of Matagami is an established community, located 381 kilometers south of the Relais Routier km 381 Truck Stop. The community is able to provide additional services and support to industrial projects in the James Bay territory, including the mining sector. In addition, a transshipment zone owned by the Town of Matagami is intended to be used for transportation of goods and spodumene concentrate. The Billy-Diamond highway passes adjacent to the James Bay property, providing an all-weather, year-long access to the site. The road is managed and maintained by the SDBJ.
A 450 kilovolt direct current electrical transmission line passes 1 kilometer to the east of the deposit, which provides direct power from Radisson to New England, USA. Electrical power is not available for public use from this line; however, Allkem finished construction of a new powerline in April 2023 that links the 69 kilovolt line located 8 kilometers to the south of the property to the proposed location of the processing plant. Connection work remains to be completed once permits are obtained.
Mineral Processing
The pegmatite deposit will be mined by conventional open pit methods. All material will require drilling and blasting and will be removed using mining excavators and haul trucks. The preliminary pit design extends approximately two kilometers northwest/southeast along the strike of the pegmatite mineralization and has an average width of 500 meters. The design is divided into three pits with depths of 160 meters, 170 meters and 260 meters. Mining is scheduled to achieve low waste stripping in the initial years with a gradual increase later in the mine life. The average strip ratio for the life-of-mine plan is 3.56:1.
The process design basis is based on an annual throughput of 2 million metric tons of ore to produce a final product grade of 6.0% Li2O, with operational flexibility to increase concentrate recoveries while reducing grade to 5.6% Li2O. The selected process is similar to that currently utilized at Mt Cattlin, which incorporates a similar flowsheet based on crushing, screening and DMS stages. Processing involves a conventional three-stage crushing circuit, followed by a DMS plant. Similar to Mt Cattlin, crystal sizes are coarse and, therefore, grinding and flotation methods are not necessary, contributing to lower operating costs.
Detailed engineering is currently underway alongside procurement activities including ordering of key long lead items and equipment packages (temporary camps, primary sub-station, process equipment, etc.). Hydro-Québec completed the installation of the powerline (weather-related critical work) to connect hydro power to the site. We are also progressing the recruitment of key operational personnel for the project.
Exploration and Expansion Activities
Although the James Bay lithium deposit was discovered in the 1960s, no systematic exploration was conducted on the property until Lithium One started exploring the property after entering into an option agreement in March 2008 with five parties, including SDBJ. Since then, Galaxy commenced infill drilling at James Bay in early March 2017, which was completed in mid-August 2017, with the objective of delineating the various pegmatite dikes and to find potential resource extensions. Step-out holes were drilled to explore the down-dip extension of known pegmatites and drilling commenced on previously mapped, but unexplored, pegmatites. Galaxy mapped and drilled additional pegmatite bodies located on the east side of the Billy-Diamond Highway, expanding the footprint of the known mineralization. In addition to the resource definition program in the summer of 2017, additional drilling was conducted between late November 2017 and the end of February 2018 to provide samples for metallurgical and geotechnical studies and to test under proposed infrastructure locations. Between mid-January and early April 2022, a sterilization drilling campaign was conducted under proposed infrastructure locations. In addition, a small resource delineation campaign was designed to define the northern extents of mineralization. Further, a significant resource delineation drilling program was conducted between early December 2022 and mid-April 2023. Allkem started a 40,000m resource conversion drilling program in November 2023 aimed at upgrading portions of the Inferred Mineral Resource to

Indicated Category, and to test additional targets on the property. Following the planned review of the results of this drilling program in mid-2024, we will consider various options and alternatives with respect to any further exploration activities or development activities.
Internal Controls
The development of our mineral resources and reserves estimates, including related assumptions, were prepared by the QPs. In addition, the modeling and analysis of mineral resources and reserves on properties that were owned by Allkem (and in which we did not have an economic interest prior to the Allkem Livent Merger) was developed by Allkem’s site personnel and reviewed by several levels of Allkem’s internal management, as well as the QPs for each site. We also reviewed the mineral resources and reserves and engaged third-party consultants and independent laboratories to generally review the data.
When determining resources and reserves, as well as the differences between resources and reserves, QPs developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The QPs and management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves used by the QPs. Calculations using these criteria are reviewed and validated by the QPs.
Estimations and assumptions were developed independently for each material mineral property. All estimates require a combination of historical data and key assumptions and parameters. When possible, resources and data from public information and generally accepted industry sources, such as governmental resource agencies, were used to develop these estimations.
We have developed quality control and quality assurance ("QC/QA") procedures at the SdHM property, which were reviewed by the QPs to ensure the process for developing mineral resource and reserve estimates were sufficiently accurate. QC/QA procedures include independent checks on samples by third party laboratories, duplicate sampling, among others. In addition, the QPs reviewed the consistency of historical production as part of their analysis of the QC/QA procedures. See details of the controls in the TRSs as referenced in Exhibits to this Annual Report.
We recognize the risks inherent in mineral resource and reserve estimates, such as the geological complexity, the interpretation and extrapolation of field and well data, changes in operating approach, macroeconomic conditions and new data, among others. The capital, operating and economic analysis estimates rely on a range of assumptions and forecasts that are subject to change. In addition, certain estimates are based on mineral rights agreements with foreign governments. Any changes to these access rights or to assumptions described in the applicable TRSs could impact the estimates of mineral resources and reserves estimated in these reports. Overestimated resources and reserves resulting from these risks could have a material effect on future profitability.

ITEM 3.    LEGAL PROCEEDINGS
See Note 2 "Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 9 "Environmental Obligations" and Note 16 "Commitments and Contingencies" in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Livent Corporation, the offices they currently hold, their business experience and their ages as of December 31, 2023, are as follows:

Name	Age on 12/31/2023	Office, year of election and other information
Paul W. Graves	52	President, Chief Executive Officer and Director (May 2018-Present); Executive Vice President and Chief Financial Officer, FMC (12-18); Managing Director, Goldman Sachs Group (06-12)
Gilberto Antoniazzi	57	Vice President and Chief Financial Officer (May 2018-Present); Chief Financial Officer, FMC's Agricultural Solutions business segment (13-18); Chief Financial Officer, FMC's Latin America Region (04-13)
Sara Ponessa	52	Vice President, General Counsel and Secretary (May 2018-Present); Senior Business Counsel, FMC's Lithium business segment (14-18); Business Counsel, FMC's Alkali Chemicals division (12-14); Vice President and Risk Management and Compliance Section Manager, Wilmington Trust Company (06-12)
All officers are elected to hold office for one year or until their successors are elected and qualified. No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. The above-listed officers have not been involved in any legal proceedings during the past ten years of a nature for which the SEC requires disclosure that are material to an evaluation of the ability or integrity of any such officer.

The Table below provides certain highlights of the diversity characteristics of the executive officers:

Executive Officer Diversity (1)
Gender	Male	Female
Number of executive officers based on gender identity	2	1
Number of executive officers who identify in any of the categories below:
Hispanic or Latinx	1	1
White	1	—
National Origin:
United Kingdom	1	—
Brazil	1	—
U.S. (Puerto Rico)	—	1
________________________________
1.The Company has no executive officers who identify in any of the following categories: (i) African American or Black, (ii) Alaskan Native or American Indian, (iii) Asian, (iv) Native Hawaiian or Pacific Islander, (v) two or more races or ethnicities. The Company has no executive officers based on gender identity of the following categories: (i) Non-Binary and (ii) Gender Undisclosed; nor do any of the Company's executive officers identify as LGBTQ+.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Arcadium ordinary shares are traded on the New York Stock Exchange (Symbol: ALTM). As of February 26, 2024, we had 2,232 holders of record of our ordinary shares. As of January 5, 2024, we had approximately 168,295 beneficial holders of our ordinary shares.
Our Board of Directors and the prior Board of Directors of Livent (our predecessor) have not declared any quarterly dividends as of December 31, 2023 and our Board of Directors does not expect to declare or pay any dividends in the foreseeable future. Any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors.
Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by Livent (predecessor) under the Securities Act or the Exchange Act.
The following Stockholder Performance Graph compares the cumulative total return on Livent’s common stock with the S&P 500 Index and the S&P 500 Chemicals Index for the period from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested on December 31, 2018, in Livent’s common stock and in both of the indices, and the reinvestment of all dividends. On January 4, 2024, in connection with the completion of the Allkem Livent Merger, each share of Livent common stock was converted into 2.406 ordinary shares of Arcadium Lithium.
Repurchases of Common Shares
A summary of our repurchases of Livent's common stock for the three months ended December 31, 2023 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2023	409.4	$15.83	$—	$—
November 1 through November 30, 2023	509.8	$13.67	—	—
December 1 through December 31, 2023	577.6	$16.69	—	—
Total Q4 2023	1,496.8	$15.43	$—	$—
1.The trustee of the Livent NQSP deferred compensation plan reacquired Livent common stock shares from time to time through open-market purchases relating to investments by employees in our Livent common stock, one of the investment options available under the Livent NQSP. Such shares are held in a trust fund and recorded to Treasury stock in our consolidated balance sheets. On January 4, 2024, in connection with the completion of the Allkem Livent merger, each share of Livent common stock was converted into 2.406 ordinary shares of Arcadium Lithium.
2.We have no publicly announced repurchase programs.
ITEM 6. [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K.
OVERVIEW
We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal are critical inputs used in various performance applications. Our strategy is focused on supplying high performance lithium compounds to the rapidly growing EV and broader energy storage battery markets, while continuing to maintain our position as a leading global producer of butyllithium and high purity lithium metal. With extensive global capabilities, approximately 80 years of continuous production experience, applications and technical expertise and deep customer relationships, we believe we are well positioned to capitalize on the accelerating trend of electrification.
We produce lithium compounds for use in applications that have specific and constantly changing performance requirements, including battery-grade lithium hydroxide for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates, and as the use of high nickel content cathode materials increases in batteries. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in the production of lightweight materials for aerospace applications and non-rechargeable batteries. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
Merger of Allkem and Livent
On January 4, 2024, Arcadium Lithium completed the Allkem Livent Merger.
Allkem is a lithium company with a global portfolio of lithium chemical and spodumene concentrate operations and projects. Its portfolio includes lithium brine and carbonate operations and development projects in Argentina, a hard rock lithium operation in Australia, a hard rock development project in Québec, and a lithium hydroxide conversion facility in Japan. The Allkem Livent Merger enhances the scale of our operations and the combined company creates a leading global lithium chemicals producer with enhanced business-critical scale, including a presence in three major lithium geographies (i.e., the South American "lithium triangle," Western Australia and Canada) and a combined lithium deposit that is among the largest in the world.
Since Livent is the predecessor to Arcadium Lithium plc, we are presenting the results of Livent’s operations for the years ended December 31, 2023, 2022 and 2021 and as of December 31, 2023. The financial statements of Livent presented in this Annual Report on Form 10-K do not include the financial position or operations of Allkem since the Allkem Livent Merger occurred subsequent to the end of the reporting period. See Note 2 for more information. As a result of the Allkem Livent Merger, we expect that our financial information for future reporting periods, which will reflect the results of operations of Allkem, will not be directly comparable to our financial information for periods prior to the Allkem Livent Merger, including the information presented in this Annual Report on Form 10-K.
Allkem's revenues for the year ended December 31, 2023 were $1.1 billion. Allkem's historical production is not reflected in our predecessor financial statements included elsewhere in this Annual Report on Form 10-K, which reflect only the historical operations of Livent.
2023 Highlights
The following are the more significant developments in Livent's (our predecessor's) business during the year ended December 31, 2023:
•Revenue of $882.5 million in 2023 increased $69.3 million versus 2022 primarily due to the favorable impact of higher pricing of $107.7 million mainly driven by lithium hydroxide, partially offset by a net unfavorable volume impact of $34.9 million driven by a decrease in butyllithium sales volumes offset by favorable lithium carbonate and lithium hydroxide sales volumes.
•Gross margin of $469.3 million in 2023 increased $73.6 million versus 2022 primarily due to the favorable impact of higher pricing of $107.7 million mainly driven by lithium hydroxide and a favorable mix of raw material costs of $43.3 million partially offset by Argentina currency devaluation of $68.7 million.

•Net income of $330.1 million in 2023 compared to net income of $273.5 million for 2022 was primarily due to higher gross margin of $73.6 million, a $46.3 million increase in the gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds and a $3.0 million decrease to income tax expense. These increases were partially offset by higher restructuring and other charges driven by an increase of $51.2 million for transaction related fees for the Allkem Livent Merger and a $8 million increase in equity in net loss of unconsolidated affiliate prior to consolidation of Nemaska Lithium.
•Adjusted EBITDA of $502.5 million for 2023 increased $135.8 million compared to the 2022 amount of $366.7 million primarily due to due to the favorable impact of higher pricing of $107.7 million mainly driven by lithium hydroxide and a favorable mix of raw material costs of $43.3 million partially offset by higher selling, general and administration costs of $8.0 million.
Argentina Matters
Remeasurement Impacts
Our wholly owned subsidiaries in Argentina use the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the currency exchange rate then in effect, with currency remeasurement and other transaction gains and losses recognized in earnings. Argentina's currency suffered a significant loss in value in August 2023 following the announcement of the results of Argentina's primary elections and in December 2023 following measures taken by its new Presidential regime. These devaluations created an immediate loss of $61.7 million for the year ended December 31, 2023 in our consolidated statements of operations associated with the impacts of the remeasurement on our local balance sheet at the date of the devaluation attributable to our Argentina operations.
New Presidential Administration and Government Actions
On December 21, 2023, the new administration of President Milei declared a public emergency in economic, financial, fiscal, administrative, social security, tariff and social matters until December 31, 2025 through the Decree of Necessity and Urgency No. 70/2023 ("DNU"). The DNU contains measures that attempt to deregulate the market and provide flexibility on labor, real estate and customs matters. The labor measures are currently being contested in the local Argentine courts. Nevertheless, the general deregulation of the Argentine market, and the lowering of import duties on certain materials used in our production process, may have a positive impact on our local operations. In contrast, at the local level, the Provinces of Catamarca and Jujuy continue to introduce measures that require the increased hiring of local employees and contractors, and the purchase of goods and production inputs from local suppliers. This may lead to increased operational costs (or even fines and penalties for any potential noncompliance). The new Presidential administration is also considering broad tax reforms in an attempt to eliminate Argentina's budget deficit. The impact of these potential reforms on our business cannot yet be estimated.
Argentina Tax for an Inclusive and Solidary Argentina ("PAIS Tax")
In 2023, the Argentine government enacted two new decrees which expanded the scope of certain tax and foreign exchange measures under the PAIS Tax. The first decree extends the application of the PAIS Tax to include foreign denominated payments related to the imports of goods and services. The second decree substantially increased the rates applicable to these operations. The application of the PAIS Tax became effective immediately and was applied retrospectively to import activity that will ultimately be settled in a currency other than Argentina Pesos.
Consolidation of Nemaska Lithium
On October 18 2023, we entered into an amendment to our shareholders agreement with Nemaska Lithium, and also amendments to certain related service agreements. The amendments to these agreements provide our subsidiary QLP with control of substantive participating rights, and as such, the Company began to consolidate Nemaska Lithium as of October 18, 2023. Nemaska Lithium, in which we continue to own a 50% equity interest, was previously accounted for using the equity method. We account for our investment in NLI on a one-quarter lag basis and, accordingly, our financial statements do not reflect the results of Nemaska Lithium for the most recently completed fiscal quarter. See Note 6 to our consolidated financial statements of this Annual Report on Form 10-K for details.
2024 Outlook
For the combined business, we expect increased volumes sold versus the prior year, with higher lithium carbonate and lithium hydroxide sales, partially offset by lower spodumene concentrate sales. Our 2024 revenue outlook depends to a significant extent on the market prices of our lithium products, which declined substantially in the fourth quarter of 2023 and remain low relative to the full 2023 fiscal year average as of the date of this Annual Report. This uncertainty is balanced in part by pricing mechanisms on a portion of our existing volumes under commercial agreements. We also expect increased costs versus the prior year, with higher costs from the ramping up of new production units offset by synergy and cost saving initiatives.

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Livent's Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations — Years Ended December 31, 2023 and 2022

(in Millions)	Year Ended December 31,
	2023	2022
Revenue	$882.5	$813.2
Costs and expenses:
Costs of sales	413.2	417.5
Gross margin	469.3	395.7
Selling, general and administrative expenses	63.2	55.2
Research and development expenses	5.8	3.9
Restructuring and other charges	56.7	7.5
Separation-related costs	—	0.7
Total costs and expenses	538.9	484.8
Income from operations before loss on debt extinguishment, equity in net loss of unconsolidated affiliate and other gain	343.6	328.4
Loss on debt extinguishment	—	0.1
Equity in net loss of unconsolidated affiliate	23.1	15.1
Other gain	(68.5)	(22.2)
Income from operations before income taxes	389.0	335.4
Income tax expense	58.9	61.9
Net income	$330.1	$273.5
Net income attributable to noncontrolling interest	—	—
Net income attributable to Arcadium Lithium plc	$330.1	$273.5

In addition to net income, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income plus interest expense, net, income tax expense, and depreciation and amortization, and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses, restructuring and other charges, separation-related costs, COVID-19 related costs and other losses/(gains). Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of the Company's underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income.

(in Millions)	Year Ended December 31,
	2023	2022
Net income	$330.1	$273.5
Add back:
Income tax expense	58.9	61.9
Depreciation and amortization	29.6	27.7
EBITDA (Non-GAAP)	418.6	363.1
Add back:
Argentina remeasurement losses (a)	73.9	6.7
Restructuring and other charges (b)	56.7	7.5
Separation-related costs (c)	—	0.7
COVID-19 related costs (d)	—	2.4
Loss on debt extinguishment (e)	—	0.1
Other loss (f)	16.9	9.9
Subtract:
Blue Chip Swap gain (g)	(63.6)	(22.2)
Argentina interest income (h)	—	(1.5)
Adjusted EBITDA (Non-GAAP)	$502.5	$366.7
____________________
a.Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as significant currency devaluations. The remeasurement losses are included within "Cost of sales" in our consolidated statement of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. The years ended December 31, 2023 and 2022 include costs related to the Allkem Livent Merger of $54.1 million and $2.9 million, respectively.
c.Represents legal and professional fees and other separation-related activity.
d.Represents incremental costs associated with the COVID-19 pandemic recorded in "Cost of sales" in the consolidated statement of operations, including but not limited to, incremental quarantine related absenteeism, incremental facility cleaning costs, COVID-19 testing, pandemic related supplies and personal protective equipment for employees, among other costs; offset by economic relief provided by foreign governments.
e.Represents the partial write off of deferred financing costs for the amendments to our Revolving Credit Facility excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
f.Prior to consolidation of Nemaska Lithium on October 18, 2023, represents our 50% ownership interest (which was 25% prior to June 6, 2022) in costs incurred for certain project-related costs to align NLI's reported results with Arcadium's capitalization policies and interest expense incurred by NLI, all included in Equity in net loss of unconsolidated affiliate in our consolidated statement of operations. The Company accounts for its investment in NLI on a one-quarter lag basis. See Note 6 for details.
g.Represents gains from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the significant divergence of Argentina's Blue Chip Swap market exchange rate from the official rate (see Note 2 for more information).
h.Represents interest income received from the Argentina government for the period beginning when the recoverability of certain of our expansion-related VAT receivables were approved by the Argentina government and ending on the date when the reimbursements were paid by the Argentina government but is excluded from our calculation of Adjusted EBITDA because of its association with long-term capital projects which will not be operational until future periods.

Year Ended December 31, 2023 compared with Year Ended December 31, 2022
Revenue
Revenue of $882.5 million for 2023 increased by approximately 9%, or $69.3 million, versus $813.2 million for 2022 primarily due to the favorable impact of higher pricing of $107.7 million mainly driven by lithium hydroxide partially offset by a net unfavorable impact of $34.9 million driven by a decrease in butyllithium sales volumes offset by favorable lithium carbonate and lithium hydroxide sales volumes.

Gross Margin
Gross margin of $469.3 million for 2023 increased by $73.6 million, or approximately 19%, versus $395.7 million for 2022. The increase in gross margin was primarily due to the favorable impact of higher pricing of $107.7 million mainly driven by lithium hydroxide and a favorable mix of raw material costs of $43.3 million partially offset by Argentina currency devaluation of $68.7 million.
Selling, general and administrative expenses
Selling, general and administrative expenses of $63.2 million for 2023 increased by $8.0 million, or approximately 14% versus $55.2 million in 2022. The increase in selling, general and administrative expenses was primarily due to an increase in employee compensation.
Restructuring and other charges
Restructuring and other charges of $56.7 million for 2023 increased by $49.2 million or approximately 656% versus $7.5 million for 2022. The increase in Restructuring and other charges was primarily driven by higher transaction related fees including an increase of $51.2 million for the Allkem Livent Merger. See Note 8 and Note 9 to our consolidated financial statements of this Annual Report on Form 10-K for details.
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliates of $23.1 million for 2023 increased $8 million from $15.1 million in 2022. The increase arises out of our 50% ownership interest in NLI (which was 25% prior to June 6, 2022) and higher project-related development costs incurred prior to consolidation. The Company began consolidating Nemaska Lithium on October 18, 2023. See Note 6 for details.
Income tax expense
The decrease in income tax expense to $58.9 million for 2023 compared to the income tax expense of $61.9 million for 2022 was primarily due significant fluctuations in foreign currency impacts in Argentina of $(82.4) million. The Company recorded a valuation allowance of $60.3 million in 2023 on the net deferred tax assets in Argentina, primarily relating to the net operating loss as a result of the significant fluctuations in foreign currency. These significant fluctuations in foreign currency impacts primarily occurred in December 2023. The decrease in income tax expense was partially offset by an increase in income from operations.
Net income
Net income of $330.1 million for 2023 compared to net income of $273.5 million for 2022 was primarily due to higher gross margin of $73.6 million a $46.3 million increase in the gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds (see Note 2 for more information) and a $3.0 million decrease to income tax expense. These increases were partially offset by an increase of $56.7 million in restructuring and other charges and a $8 million increase in equity in net loss of unconsolidated affiliate incurred prior to consolidation.

Liquidity and Capital Resources
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our Revolving Credit Facility.
Cash and cash equivalents as of December 31, 2023 and 2022, were $237.6 million and $189.0 million, respectively. Of the cash and cash equivalents balance as of December 31, 2023 and 2022, $164.0 million and $39.8 million was held by our foreign subsidiaries, respectively. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries that we have determined are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal.
We had $304.4 million of debt outstanding as of December 31, 2023 and 2022, which is comprised of our 2025 Notes and the Nemaska Lithium advance payment.
Revolving Credit Facility
The Revolving Credit Facility provides for a $500 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to up to $700 million. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date on September 1, 2027. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility may be used for general corporate purposes, including capital expenditures and permitted acquisitions. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to the Company and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2023. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants as of December 31, 2023. See Note 11 to this Annual Report on Form 10-K for more information.
Allkem Debt (Assumed as a result of Allkem Livent Merger)
The following is a summary of Allkem's indebtedness that Arcadium Lithium assumed as a result of the Allkem Livent Merger.
Allkem debt, on an unaudited basis as of December 31, 2023 is presented in the following table. This unaudited information is for illustrative purposes and was derived from the historical consolidated financial information of Allkem. This Annual Report on Form 10-K does not include Allkem's historical consolidated financial statements for any period.

Allkem Debt	USD millions
Project Loan Facility - Stage 1 of Olaroz	$18.2
Project Loan Facility - Stage 2 of Olaroz	153.0
Project Financing Facility - Sal de Vida	47.0
Transaction costs - Sal de Vida	(9.6)
Affiliate Loans with TTC	84.0
Total debt principal	$292.6

Project Loan
Sales de Jujuy S.A. ("SDJ"), a 66.5% indirectly owned subsidiary of Allkem, which is also owned 25% by Toyota Tsusho Corporation ("TTC") and 8.5% by Jujuy Energia y Mineria Sociedad del Estado ("JEMSE"), entered into a project loan facility with Mizuho Bank related to Olaroz (the "Project Loan Facility"):
•The Project Loan Facility for Stage 1 of Olaroz provides for a total of $191.9 million. The Stage 1 loan had an outstanding principal balance of $18.2 million as of December 31, 2023. The interest rate for the Stage 1 loan is the Stable Overnight Funding Rate ("SOFR") plus a margin of 0.80%. The interest rate related to 88.6% of the loan was hedged in 2015 with such rate currently at 4.896% until the last repayment in September 2024. Sales de Jujuy Pte Ltd has provided security in favor of Mizuho Bank over the shares it owns in SDJ and the Japan Organization for Metals and Energy Security, which covers 82.35% of the outstanding principal amount; and
•The Project Loan Facility for Stage 2 of Olaroz provides for a total of $180 million. The Stage 2 loan had an outstanding balance of $153.0 million as of December 31, 2023. The interest rate for the Stage 2 loan is a fixed rate of 2.6119% per annum until expiry in March 2029.
Project Financing Facility
Galaxy Lithium (SAL DE VIDA) S.A., which is owned 100% by Allkem, entered into a project financing facility with the International Finance Corporation related to the Sal de Vida development project ("Sal de Vida") in Argentina (the "Project Financing Facility"). The Project Financing Facility provides for a total of $180.0 million in limited recourse, sustainability-linked green project financing maturing in March 2033, with repayment commencing in March 2026. The Project Financing Facility had an outstanding principal balance of $47.0 million as of December 31, 2023. The interest rate for the Project Financing Facility is term SOFR plus a margin of 4.8% with adjustments of up to +/- 0.25% based on the performance against agreed sustainability targets, as measured at June 2026, 2028 and 2030. The Project Financing Facility is supported by a parent guarantee until completion of construction and subject to affirmative and negative covenants.
Working Capital Facilities
Allkem has two working capital facilities:
•The pre-export facility with Bank Macro which provides for a facility limit of $20 million as of December 31, 2023. The pre-export facility bears interest at 6% and expires on July 30, 2024. No amounts have been drawn through and as of December 31, 2023; and
•The working capital facility with HSBC Australia Limited ("HSBC") which provides for a facility limit of $3.4 million (A$5 million) as of December 31, 2023. The working capital facility currently bears interest at 6.00% (a variable reference rate set and updated periodically by HSBC for their loan products, less margin of 5.2%) and is an on-demand facility. No amounts have been drawn through and as of December 31, 2023.
Affiliate Loans With TTC

SDJ, a subsidiary of Allkem, which is indirectly owned 66.5% by Allkem and owned 25% by TTC and 8.5% by JEMSE, entered into four loans with TTC related to Olaroz providing for a total of $94.6 million ($5.1 million, $50.1 million, $39.1 million and $0.3 million) in principal. As of December 31, 2023, the loans have an outstanding principal balance of $84.0 million ($5.1 million, $39.5 million, 39.1 million and $0.3 million, respectively) and are payable prior to July 2024, July 2028, July 2030 and July 2029, respectively.
Statement of Cash Flows
Cash provided by operating activities was $297.3 million and $454.7 million for the years ended December 31, 2023 and 2022, respectively.
The decrease in cash provided by operating activities for 2023 compared to 2022 was primarily driven by a $198 million customer advance payment received for a long-term supply agreement in the third quarter of 2022 and increased inventories in 2023 compared to 2022, partially offset by higher net income and a reduction to trade receivables in 2023 compared to 2022.
Cash used in investing activities was $228.3 million and $364.7 million for the years ended December 31, 2023 and 2022, respectively.
The decrease in cash used in investing activities for 2023 compared to 2022 is primarily due to the consolidation of the Nemaska Lithium cash and cash equivalents balance of $133.5 million for 2023. On October 18, 2023 we began consolidating Nemaska Lithium, see Note 6 for details.
Cash used in financing activities was $20.4 million and $12.5 million for the years ended December 31, 2023 and 2022, respectively.
The decrease in cash used in financing activities for 2023 compared to 2022 is primarily due to a $21.7 million payment of deposit to Argentina Customs Authorities in 2023 and $13.5 million for the repayment of the QLP Note in 2022.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of December 31, 2023, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, was $484.5 million, including letters of credit utilization.
Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. Arcadium Lithium expects $450 to $625 million in growth capital spending in 2024 with an additional $100 to $125 million of maintenance capital spending.
There continue to be challenges relating to expansion projects, including design modifications and labor and material shortages. This has the potential to increase costs and extend delivery times versus expectations, impacting both Argentina and Canada.
We will look to various sources of financing for development of the Nemaska Lithium Project, in which we have a 50% economic interest, including, but not limited to third-party debt financing, government funding, financing or prepayments from future customers and contribution from existing shareholders.
We expect the potential economic and geopolitical consequences of various global conflicts, volatile energy costs and shortages, inflation, rising interest rates, and currency fluctuations to continue in 2024. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
Cash of the combined company, Arcadium Lithium, on an unaudited basis as of December 31, 2023 is presented in the following table. This unaudited combined cash and cash equivalents information is for illustrative purposes and was derived from the historical consolidated financial information of Livent, Allkem and Nemaska Lithium. This Annual Report on Form 10-K does not include Allkem’s historical consolidated financial statements for any period.

Cash	USD millions
Allkem (1)	$743.5
Livent	104.1
Nemaska Lithium (2)	44.2
Total cash	$891.8
______________

1.$139.9 million cash set aside or restricted to provide cash backing for guarantees on Allkem debt facilities.
2.Reflects balance at December 31, 2023. This differs from Nemaska Lithium cash included in Arcadium Lithium's consolidated balance sheet as of December 31, 2023 of $133.5 million, representing NLI's balance as of October 18, 2023 as we consolidate NLI on a one-quarter lag. See Note 6 for details.
We believe that our available cash and cash from operations, together with our borrowing availability under the Revolving Credit Facility and other potential financing strategies that may be available to us, will provide adequate liquidity for the next 12 months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including lithium demand and pricing trends, our credit rating, economic conditions and the overall liquidity of capital markets and cannot be guaranteed.
Contractual Obligations and Commercial Commitments
As of December 31, 2023, Livent has significant committed contracts that we believe will affect cash over the next two years. These contracts represent certain of our raw material commercial contract purchase obligations that are enforceable and legally binding requirements contracts with specified quantities, pricing and timing of transactions. Expected cash payments for such purchase obligations are $2.8 million in 2024.
Climate Change
The potential physical impacts of climate change on our operations are highly uncertain, and are specific to the geographic circumstances of areas in which we operate. These may include changes in rainfall and storm patterns and intensities, droughts and water shortages, changing sea levels and changing temperatures, and an increase in the number and severity of weather events and natural disasters. These changes may have a material adverse effect on our operations, including lithium extraction and production processes, as well as transportation of raw materials and delivery of products to customers. We may also face more stringent customer and regulatory requirements to accelerate the pace of our greenhouse gas and water use reduction initiatives, including achievement of our net zero target, more reliance on renewable energy sources and more water re-use and re-cycling. Climate change may also exacerbate socio-economic and political issues around the world and have other direct impacts to ecosystems, human health and quality of life, ranging from destruction of habitats to air, water and land quality to growing incidences of famines, pandemics and population shifts.
In addition, a number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. There is also a potential for climate change legislation and regulation to adversely impact the cost of purchased energy and electricity.
The growing concerns about climate change and related increasingly stringent regulations may provide Arcadium Lithium with new or expanded business opportunities. Arcadium Lithium’s technologies and applications contribute to the efforts of our customers to revolutionize their product lines and markets. As a key part of the EV and battery supply chain, we provide lithium products that help enable the growth of electric transportation and the shift away from fossil fuels. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increases, we will continue to monitor the market and offer solutions where we have appropriate technology.
Over the past several years, Allkem and Livent began the voluntary process of implementing the International Sustainability Standards Board's ("ISSB") framework (which incorporates the work of the recently disbanded Task Force for Climate-Related Financial Disclosures ("TCFD")) to assess, disclose and plan for the Company’s risks and opportunities related to climate change. As part of this process, we have begun evaluating various climate-related scenarios and business models in a net zero economy. More information on climate change in accordance with the ISSB framework will be provided in our future Sustainability Reports and other disclosures. Nothing in any of our Sustainability Reports, or sections thereof, shall be deemed incorporated by reference into this Form 10-K.
Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
See Note 3 "Recently Issued and Adopted Accounting Pronouncements and Regulatory Items" to our consolidated financial statements included in this Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and that have or could have a material impact on our financial condition and results of operations. We have described our accounting policies in Note 2 "Principal Accounting Policies and Related Financial Information" to our consolidated financial statements included in this Form 10-K. The SEC has defined critical accounting estimates as those estimates made in accordance with U.S. GAAP that involve a significant level of measurement uncertainty and have had or are reasonably likely to have a material impact on the financial condition or operating performance of a company. We have reviewed these accounting estimates, identifying those that we believe contain matters that are inherently uncertain, have significant levels of subjectivity and complex judgments and are critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting estimates with the Audit Committee of the Board of Directors. Critical accounting estimates are central to our presentation of results of operations and financial condition in accordance with U.S. GAAP and require management to make judgments, assumptions and estimates on certain matters. We base our estimates, assumptions and judgments on historical experience, current conditions and other reasonable factors.
Due to the impact of inflation and geopolitical events described elsewhere in this Form 10-K, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets and investment in unconsolidated affiliate, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Revenue recognition
Revenue from product sales is recognized when we transfer control of the promised goods to a customer. We determine when the control of goods is transferred typically by assessing, among other things, the transfer of title and risk and the shipping terms of the contract. Judgment is sometimes required when assessing specific customer facts and circumstances surrounding transfer of control.
Trade and other receivables
The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we consider general factors such as historical experience, current collection trends and external economic and political factors as well as specific customer circumstances where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions. One of our subsidiaries that conducts business within Argentina has outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
Impairments and valuation of long-lived assets and equity method investments
Our long-lived assets primarily include property, plant and equipment and intangible assets. We periodically evaluate whether events or circumstances indicate ("triggering events") that the net book value of our property, plant and equipment may not be recoverable. In addition, we periodically evaluate if facts and circumstances indicate that a decrease in value of our equity method investments has occurred that is other than temporary. We exercise significant judgment in performing these evaluations, considering factors such as general market outlooks, company-specific historical results as well as future forecasts for production, operating income and cash flows. No triggering events occurred during 2023. We began consolidating Nemaska Lithium on October 18, 2023, which was previously accounted for as an equity method investment. We had no equity method investments as of December 31, 2023.
Accounting for Business Combinations
We consider accounting for business combinations under ASC 805, Business Combinations, to be a critical accounting policy and estimate as it requires management to make significant estimates and assumptions, including the valuation of intangible assets acquired, determination of fair values of liabilities assumed including pre-acquisition contingencies and valuation of contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Income taxes

Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual tax rate are judgements and assumptions regarding the recoverability of certain deferred tax balances, primarily net operating loss and other carryforwards, and our ability to uphold certain tax positions. We have recorded a valuation allowance to reduce deferred tax assets in certain jurisdictions to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future taxable income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
Additionally, we filed income tax returns in the U.S. and various state and foreign jurisdictions, as part of an FMC legal entity for the period ended February 28, 2019. Certain income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. We assess our income tax positions and record a liability for all years open to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The evaluation of the Company's uncertain tax positions involves significant judgment in the interpretation and application of U.S. GAAP and complex domestic and international tax laws. Although management believes the Company's uncertain tax positions are reasonable, no assurance can be given that these matters will not be subject to successful challenge by the applicable taxing authority and the final tax outcome will not be different from that which is reflected in the Company's reserves.
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on those estimates, our effective tax rate and financial results.
See Note 10 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding income taxes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. Our policy is to minimize exposure to our cash flow over time caused by changes in interest and currency exchange rates. To accomplish this, we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period. Market value estimates are based on the present value of projected future cash flows considering the market rates and prices chosen.
As of December 31, 2023, we had no open derivative cash flow hedge contracts. Arcadium's 2024 hedge plan will be finalized in the first quarter of 2024 when management's projections are approved.
Foreign Currency Exchange Rate Risk
Our worldwide operations expose us to currency risk from sales, purchases, expenses and intercompany loans denominated in currencies other than the U.S. dollar, our functional currency. The primary currencies for which we have exchange rate exposure are the Euro, the British pound, the Chinese yuan, the Argentine peso and the Japanese yen. Foreign currency debt and foreign exchange forward contracts are used where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. We currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and the high cost of suitable derivative instruments.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2023 and 2022, we had no interest rate swap agreements.
Our debt portfolio as of December 31, 2023 was composed of fixed-rate and variable-rate debt, consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of December 31, 2023, we had no outstanding balances under the Revolving Credit Facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCADIUM LITHIUM PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Year Ended December 31,
	2023	2022	2021
Revenue	$882.5	$813.2	$420.4
Costs and expenses:
Costs of sales	413.2	417.5	332.0
Gross margin	469.3	395.7	88.4
Selling, general and administrative expenses	63.2	55.2	49.9
Research and development expenses	5.8	3.9	3.0
Restructuring and other charges	56.7	7.5	3.8
Separation-related costs	—	0.7	2.0
Total costs and expenses	538.9	484.8	390.7
Income from operations before equity in net loss of unconsolidated affiliate, interest expense, net, loss on debt extinguishment and other gain	343.6	328.4	29.7
Equity in net loss of unconsolidated affiliates	23.1	15.1	5.5
Interest expense, net	—	—	0.3
Loss on debt extinguishment	—	0.1	—
Other gain	(68.5)	(22.2)	—
Income from operations before income taxes	389.0	335.4	23.9
Income tax expense	58.9	61.9	23.3
Net income	$330.1	$273.5	$0.6
Net income per weighted average share - basic	$1.84	$1.59	$—
Net income per weighted average share - diluted	$1.58	$1.36	$—
Weighted average common shares outstanding - basic	179.7	171.8	154.7
Weighted average common shares outstanding - diluted	209.2	201.6	184.3

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Year Ended December 31,
	2023	2022	2021
Net income	$330.1	$273.5	$0.6
Other comprehensive income/(loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain/(loss) arising during the period	1.2	(7.9)	1.3
Total foreign currency translation adjustments	1.2	(7.9)	1.3
Derivative instruments:
Unrealized hedging (losses)/gains, net of tax of zero, $0.2 and zero	(0.5)	(0.9)	0.3
Reclassification of deferred hedging losses/(gains) included in net income, net of tax of zero, $(0.2) and zero (1)	0.5	0.7	(0.1)
Total derivative instruments	—	(0.2)	0.2
Other comprehensive income/(loss), net of tax	1.2	(8.1)	1.5
Comprehensive income	$331.3	$265.4	$2.1
Comprehensive income attributable to the noncontrolling interest	—	—	—
Comprehensive income attributable to Arcadium Lithium plc	$331.3	$265.4	$2.1
____________________
1.For more detail on the components of these reclassifications and the affected line item in the consolidated statements of operations, see Note 13 within these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$237.6	$189.0
Trade receivables, net of allowance of approximately $0.3 in 2023 and $0.3 in 2022	106.7	141.6
Inventories, net	217.5	152.3
Prepaid and other current assets	86.4	61.1
Total current assets	648.2	544.0
Investments	34.8	440.3
Property, plant and equipment, net of accumulated depreciation of $269.1 in 2023 and $253.1 in 2022	2,237.1	968.3
Goodwill	120.7	—
Other intangibles, net	53.4	—
Deferred income taxes	1.4	0.4
Right of use assets - operating leases, net	6.8	4.8
Other assets	127.7	116.4
Total assets	$3,230.1	$2,074.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$2.4	$—
Accounts payable, trade and other	115.4	81.7
Accrued and other liabilities	136.8	37.4
Contract liability - short-term	4.4	15.5
Operating lease liabilities - current	1.3	0.9
Income taxes	8.3	13.2
Total current liabilities	268.6	148.7
Long-term debt	299.6	241.9
Operating lease liabilities - long-term	5.6	4.2
Environmental liabilities	7.0	6.4
Deferred income taxes	126.4	16.1
Contract liability - long-term	217.8	198.0
Other long-term liabilities	21.3	15.9
Commitments and contingent liabilities (Note 16)	—	—
Total current and long-term liabilities	946.3	631.2
Equity
Common stock; $0.001 par value; 2 billion shares authorized; 179,991,665 and 179,652,125 shares issued; 179,882,077 and 179,548,550 outstanding at December 31, 2023 and 2022, respectively	0.1	0.1
Capital in excess of par value of common stock	1,170.4	1,160.4
Retained earnings	664.5	334.4
Accumulated other comprehensive loss	(49.8)	(51.0)
Treasury stock, common, at cost; 109,588 and 103,575 shares at December 31, 2023 and 2022, respectively	(1.0)	(0.9)
Total Livent stockholders’ equity	$1,784.2	$1,443.0
Noncontrolling interest	499.6	—
Total equity	2,283.8	1,443.0
Total liabilities and equity	$3,230.1	$2,074.2

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2023	2022	2021
Cash provided by operating activities:
Net income	$330.1	$273.5	$0.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29.6	27.7	25.1
Restructuring and other charges/(income)	28.1	4.0	(1.5)
Deferred income taxes	(4.4)	3.8	12.5
Share-based compensation	8.4	6.8	5.3
Change in investments in trust fund securities	(0.2)	(0.5)	0.6
Equity in net loss of unconsolidated affiliates	23.1	15.1	5.5
Other gain, Blue Chip Swap	(68.5)	(22.2)	—
Deferred financing fee amortization	—	—	0.3
Loss on asset disposal	—	1.4	0.5
Other non-cash adjustments	—	(0.1)	—
Changes in operating assets and liabilities:
Trade receivables, net	34.7	(51.1)	(19.0)
Changes in deferred compensation	1.8	(0.3)	1.4
Inventories	(68.9)	(22.9)	(28.2)
Accounts payable, trade and other	(17.2)	18.9	20.9
Contract liability - short-term	(11.1)	15.5	—
Contract liability - long-term	—	198.0	—
Income taxes	(4.7)	10.5	3.0
Change in prepaid and other current assets and other assets	32.5	(31.1)	(3.7)
Change in accrued and other liabilities and other long-term liabilities	(16.0)	7.7	3.1
Cash provided by operating activities	$297.3	$454.7	$26.4
Cash used in investing activities:
Capital expenditures (1)	(327.1)	(336.9)	(131.9)
Investments in Livent NQSP securities	(1.1)	(0.2)	(1.4)
Proceeds from Blue Chip Swap, net of purchases	68.5	22.2	—
Nemaska - cash & cash equivalents (2)	133.5	—	—
Investments in unconsolidated affiliates	(88.7)	(47.1)	(8.0)
Other investing activities	(13.4)	(2.7)	(2.0)
Cash used in investing activities	$(228.3)	$(364.7)	$(143.3)
Cash used in by financing activities:
Proceeds from Revolving Credit Facility	—	13.0	39.5
Repayments of Revolving Credit Facility	—	(13.0)	(75.1)
Payments of financing fees	—	(2.2)	—
Proceeds from issuance of common stock - incentive plans	1.6	3.2	1.5
Repayment of QLP Note	—	(13.5)	—
Payments of underwriting fees and expenses - Offering	—	—	(9.4)
Proceeds from Offering	—	—	261.6
Payment of deposit to customs authorities	(21.7)	—	—
Other financing activities	(0.3)	—	(0.1)
Cash used in by financing activities	$(20.4)	$(12.5)	$218.0
Effect of exchange rate changes on cash and cash equivalents	—	(1.5)	0.3
Increase in cash and cash equivalents	48.6	76.0	101.4
Cash and cash equivalents, beginning of period	189.0	113.0	11.6
Cash and cash equivalents, end of period	$237.6	$189.0	$113.0

	Year Ended December 31,
Supplemental disclosure for cash flow:	2023	2022	2021
Cash payments for income taxes, net of refunds (3)	$65.9	$43.1	$4.1
Cash payments for interest (1)	11.7	12.3	13.3
Cash payments for Restructuring and other charges	28.7	3.5	5.3
Cash payments for Separation-related charges	—	0.9	2.0
Accrued capital expenditures	56.2	16.5	32.5
Accrued investment in unconsolidated affiliates	27.0	0.2	—
Non-cash assumption of QLP Note	—	13.5	—
Non-cash investment in unconsolidated affiliate	—	387.1	—
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	0.9	—	2.1
__________________
1.For the years ended December 31, 2023, 2022, and 2021, $16.8 million, $15.8 million, and $15.4 million of interest was capitalized, respectively.
2.On October 18, 2023 we began consolidating Nemaska Lithium, see Note 6 for details.
3.The year ended December 31, 2023 includes refunds of $1.0 million relating to U.S. federal taxes. The year ended December 31, 2022 and 2021 include $1.0 million and $1.7 million of refunds relating to U.S. state taxes and foreign taxes, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
CONSOLIDATED STATEMENTS OF EQUITY

(in Millions, Except Per Share Data)	Common Stock, 0.001 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
Balance as of December 31, 2020	$0.1	$520.9	$60.3	$(44.4)	$(0.7)		$536.2
Net income	—	—	0.6	—		—	0.6
Stock compensation plans	—	5.3	—	—	—	—	5.3
Shares withheld for taxes - common stock issuances	—	(1.8)	—	—	—	—	(1.8)
Issuance of common stock - Offering	—	252.2	—	—	—	—	252.2
Net hedging gains, net of income tax expense	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	1.3	—	—	1.3
Exercise of stock options	—	1.5	—	—	—	—	1.5
Net sales of treasury stock - Livent NQSP	—	—	—	—	(0.1)	—	(0.1)
Balance as of December 31, 2021	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$—	$795.4
Net income	—	—	273.5	—	—	—	273.5
Stock compensation plans	—	6.9	—	—	—		6.9
Shares withheld for taxes - common stock issuances	—	(1.7)	—	—	—	—	(1.7)
Issuance of common stock - QLP Merger	—	373.9	—	—	—	—	373.9
Net hedging losses, net of income tax expense	—	—	—	(0.9)	—	—	(0.9)
Reclassification of deferred hedging losses, net of income tax	—	—	—	0.7	—		0.7
Foreign currency translation adjustments	—	—	—	(7.9)	—	—	(7.9)
Exercise of stock options	—	3.2	—	—	—		3.2
Net sales of treasury stock - Livent NQSP	—	—	—	—	(0.1)		(0.1)
Balance as of December 31, 2022	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$—	$1,443.0
Net income	—	—	330.1	—	—	—	330.1
Stock compensation plans	—	9.5	—	—	—	—	9.5
Shares withheld for taxes - common stock issuances	—	(1.1)	—	—	—	—	(1.1)
Issuance of common stock	—	1.6	—	—	—		1.6
Net hedging losses, net of income tax expense	—	—	—	(0.5)	—	—	(0.5)
Reclassification of deferred hedging losses, net of income tax	—	—	—	0.5	—		0.5
Foreign currency translation adjustments	—	—	—	1.2	—	—	1.2
Noncontrolling interest	—	—	—	—	—	499.6	499.6
Net sales of treasury stock - Livent NQSP	—	—	—	—	(0.1)	—	(0.1)
Balance as of December 31, 2023	$0.1	$1,170.4	$664.5	$(49.8)	$(1.0)	$499.6	$2,283.8

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Background and Nature of Operations
Arcadium Lithium manufactures a wide range of lithium products, which are used primarily in lithium-based batteries, specialty polymers and chemical synthesis applications. We serve a diverse group of markets. A major growth driver for lithium in the future will be the increasing adoption of electric vehicles ("EVs") and other energy storage applications.
On January 4, 2024, Arcadium Lithium completed the Allkem Livent Merger. On January 4, 2024, the Company's shares started trading on the New York Stock Exchange under the trading symbol ALTM. See Note 18 for more information.
Livent, a Delaware corporation formed in 2018, now a wholly owned subsidiary of Arcadium Lithium, is a fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Its primary products, namely battery-grade lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal, are critical inputs used in various performance applications.
Allkem, now a wholly owned subsidiary of Arcadium Lithium, is a lithium company with a global portfolio of lithium chemical and spodumene concentrate operations and projects. Its portfolio includes lithium brine operations and development projects in Argentina, a hard rock lithium operation in Australia, a hard rock development project in Québec, and a lithium hydroxide conversion facility in Japan. The Allkem Livent Merger enhances the scale of our operations, the combined company creates a leading global lithium chemicals producer with enhanced business-critical scale, including a presence in three major lithium geographies (i.e., the South American "lithium triangle," Western Australia and Canada) and a combined lithium deposit that is among the largest in the world.
Note 2: Principal Accounting Policies and Related Financial Information
Basis of presentation and principles of consolidation. In this Annual Report on Form 10-K, because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger which closed on January 4, 2024, we are presenting the results of Livent’s operations for the years ended December 31, 2023, 2022 and 2021 and as of December 31, 2023. The financial statements of the Company presented in this Annual Report on Form 10-K do not include the financial position or operations of Allkem since the Allkem Livent Merger occurred subsequent to the end of the reporting period. Refer to Note 18 for further information related to the Allkem Livent Merger.
The accompanying consolidated financial statements are presented on a consolidated basis and include all of the accounts and operations of Livent and its majority-owned subsidiaries. For entities that we control, but own less than 100%, we record the minority ownership as noncontrolling interest. The financial statements reflect the financial position, results of operations and cash flows of Arcadium Lithium in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.
Earnings per share. The weighted average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with ASC 260, Earnings Per Share.
Estimates and assumptions. In preparing the financial statements in conformity with U.S. GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.
Cash equivalents. We consider investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents.
Trade receivables, net of allowance and other receivables. Trade receivables consist of amounts owed to us from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two stage process which includes calculating a formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our method of calculating the formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly.
One of our subsidiaries that conducts business within Argentina has outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables. As with all outstanding receivable balances, we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.
Inventories. Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out ("FIFO") basis.
Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. We recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets. The major classifications of property, equipment and software, including their respective expected useful lives, consisted of the following:

Asset type	Useful Life
Land	—
Land improvements	20 years
Buildings	20-40 years
Mining rights	33 years
Machinery and Equipment	3-18 years
Software	3-10 years
Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.
Capitalized interest. For the years ended December 31, 2023, 2022 and 2021 we capitalized interest expense of $16.8 million, $15.8 million and $15.4 million, respectively. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the estimated useful lives of the assets.
Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate ("triggering events") that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where a triggering event occurs and undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no significant impairments during the three years ended December 31, 2023.
Asset retirement obligations. We record asset retirement obligations ("AROs") at present value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its estimated fair value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.
We have mining operations and legal reclamation obligations related to our facilities upon closure of the mines. The AROs primarily relate to post-closure reclamation of brine wells and sites involved in the surface mining and manufacturing of lithium in Argentina. Also, we have obligations at certain of our manufacturing facilities and offices in the event of permanent plant shutdown.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts for the AROs for the years ended December 31, 2023 and 2022 are $3.7 million and $0.2 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated balance sheets.
Deferred compensation plan. We have established a trust fund administered by a third party to provide funding for benefits payable under the Livent Non-qualified Saving Plan ("Livent NQSP") to which highly compensated Livent employees can elect to defer part of their compensation. The assets held in the trust consist of money market investments, a managed portfolio of equity securities and Livent common stock. For each reporting period, the Company records a net mark-to-market adjustment to Selling, general and administrative expense in our consolidated statements of operations for the investments in the trust fund and the corresponding obligation to participants in the Livent NQSP. The money market investments and equity securities assets are included in Other assets in the accompanying consolidated balance sheets. The investments in Livent common stock under the Livent NQSP are included in Treasury stock on our consolidated balance sheets. The deferred compensation obligation to participants is included in Other long-term liabilities on our consolidated balance sheets. See Note 15 and Note 17 for additional details on the Livent NQSP deferred compensation plan.
4.125% Convertible Senior Notes due 2025 (the "2025 Notes"). We account for our 2025 Notes under Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06").
Financial instruments. Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, debt, derivatives and amounts included in accruals meeting the definition of financial instruments. Trade receivables and trade payables are recorded at carrying value, which approximates fair value due to the short-term nature of the instruments. Investments held in trust are for the Livent NQSP as discussed in "Deferred compensation plan" subsection above. Livent enters into derivative contracts to hedge exposures and the associated assets or liabilities are recorded in our consolidated balance sheets and the gains or losses associated with these transactions are included in the consolidated statements of operations.
Equity method investments. If facts and circumstances indicate that a decrease in value of the investment has occurred that is other than temporary, we recognize an impairment loss equal to an amount by which the carrying amount exceeds the fair value of the equity method investment. There were no impairments during the three years ended December 31, 2023. We began consolidating Nemaska Lithium on October 18, 2023, which was previously accounted for as an equity method investment. We had no equity method investments as of December 31, 2023.
Leases. The Company determines if an arrangement is a lease at the inception of the contract. Our operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities - current, and Operating lease liabilities - long term in the consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company has elected not to separate lease and non-lease components and accounts for each separate lease component and non-lease component associated with that lease component as a single lease component. Operating lease ROU assets include all contractual lease payments and initial direct costs incurred less any lease incentives. Facility leases generally only contain lease expense and non-component items such as taxes and pass through charges. Additionally, we have elected not to apply the recognition requirements of ASC 842 to leases which have a lease term of less than one year at the commencement date.
Most of the Company's leases for corporate facilities contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain we will exercise the extension. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. We currently do not have any finance leases. See Note 16 for information on related disclosures regarding leases.
Restructuring and other charges. We continually perform strategic reviews and assess the return on our businesses. This sometimes results in a plan to restructure the operations of our business. We record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, as part of these restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful life of assets to be abandoned that have a remaining future service potential are adjusted and depreciation is recorded over the adjusted useful life.
Restructuring and other charges also includes transaction costs related to the Allkem Livent Merger.
Finite-lived intangible assets. Finite-lived intangible assets consist of patents, which are amortized over a period of approximately 15 years.
We evaluate the recovery of our finite-lived intangible assets by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.
Goodwill. We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance, which requires goodwill and indefinite-lived intangible assets to not be amortized.
On October 18, 2023, the Company consolidated Nemaska Lithium and recorded goodwill of $120.7 million primarily related to potential synergies arising from the proximity of Nemaska Lithium to other resources in the region. Nemaska Lithium was previously accounted for under the equity method of accounting, see Note 6 for details. The Company has elected a policy to perform its annual goodwill impairment test in the fourth quarter of each year as of October 31 and will perform its first annual goodwill impairment testing on October 31, 2024 or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segment or one level below our operating business segment for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, the Company initially performs a qualitative test ("Step 0"), where it first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is "more-likely-than-not" that the fair value of the reporting unit is less than the carrying value, the Company performs a quantitative test ("Step 1"). During Step 1, the Company estimates the fair value using a discounted cash flow model.
Revenue recognition. Revenue from product sales is recognized when we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 180 days. See Note 4 for further details regarding revenue recognition.
Research and Development. Research and development costs are expensed as incurred.
Income and other taxes. We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Prior to the Separation, pursuant to the tax matters agreement with FMC, in jurisdictions where we file consolidated returns with FMC, we have recorded our allocated share of the consolidated liability as part of the income tax payable in our consolidated balance sheets. In taxing jurisdictions where we file as a standalone entity we have recorded the tax liability/benefit to income tax payable/receivable. We do not provide income taxes on the equity in undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.
Segment information. We operate as one reportable segment based on the commonalities among our products and services and the manner in which we review and evaluate operating performance.
Stock-based compensation. Stock-based compensation expense for the three years ended December 31, 2023 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock-based compensation expense as they occur. See Note 12 for more information.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental obligations. We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated.
Included in our environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans ("OM&M"). Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves which could be significant.
Environmental remediation charges represent the costs for the continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured. Livent has one environmental remediation site located in Bessemer City, North Carolina. The charge/(income) associated with the cost of remediation for the years ended December 31, 2023, 2022 and 2021 are $0.8 million, $1.2 million and $(0.3) million, respectively. These amounts are recorded as a component within "Restructuring and other charges" on the consolidated statements of operations. The total environmental remediation liability as of December 31, 2023 and 2022 was $7.5 million and $7.0 million, respectively.
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated statements of operations. We recorded transaction and remeasurement losses of $68.9 million, $7.0 million and $10.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Blue Chip Swap. Our wholly owned subsidiary in Argentina uses the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. Recently, the Blue Chip Swap rate has diverged significantly from Argentina’s official rate due to the economic environment. In 2023, through the Blue Chip Swap method, we realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of U.S. $68.5 million and $22.2 million for the years ended December 31, 2023 and 2022, respectively, were recorded to Other gain in our consolidated statement of operations.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New Accounting guidance and regulatory items
In December 2023, the Financial Accounting Standard Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures to better assess how an entity's operation and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the effect the guidance will have on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Asia Pacific (1)	$649.7	$566.5	$296.8
North America (1)	143.8	145.7	61.4
Europe, Middle East & Africa	87.2	98.1	62.2
Latin America	1.8	2.9	—
Total Revenue	$882.5	$813.2	$420.4
____________________
1.In 2023, countries with sales in excess of 10% of combined revenue consisted of China, the U.S., Japan and South Korea. Sales for the year ended December 31, 2023 for China, the U.S., Japan and South Korea totaled $364.8 million, $138.7 million, $136.9 million, and $123.0 million, respectively. In 2022, countries with sales in excess of 10% of combined revenue consisted of China, Japan, and the U.S. Sales for the year ended December 31, 2022 for China, Japan, and the U.S. totaled $304.9 million, $167.6 million, and $139.1 million, respectively. In 2021, countries with sales in excess of 10% of combined revenue consisted of China, Japan, the U.S. and South Korea. Sales for the year ended December 31, 2021 for China, Japan, the U.S. and South Korea totaled $160.0 million, $75.1 million, $59.9 million and $43.6 million, respectively.

For the year ended December 31, 2023, two customers accounted for approximately 28% and 22% of total revenue, and our 10 largest customers accounted in aggregate for approximately 72% of our revenue. For the years ended 2022 and 2021, one customer accounted for approximately 24% and 31% of total revenue, respectively and our 10 largest customers accounted in aggregate for approximately 63% and 69% of our revenue, respectively. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Lithium Hydroxide	$564.4	$415.5	$208.0
Butyllithium	227.6	277.7	105.4
High Purity Lithium Metal and Other Specialty Compounds	44.9	50.9	36.9
Lithium Carbonate and Lithium Chloride	45.6	69.1	70.1
Total Revenue	$882.5	$813.2	$420.4
Our lithium products are developed and sold to global and regional customers in the EV, electronics, agrochemicals, pharmaceuticals, polymer and specialty alloy metals market among others. Lithium hydroxide products are used in advanced batteries for all-electric vehicles as well as other products that require portable energy storage such as power tools and military devices. Lithium hydroxide is also sold into grease applications for use in automobiles, aircraft, railcars, agricultural and other types of equipment. Butyllithium products are primarily used as polymer initiators, and in the synthesis of agrochemicals and pharmaceuticals. High purity lithium metal and other specialty compounds include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. Additionally, we sell whatever lithium carbonate and lithium chloride we do not use internally to our customers for various applications.
Sale of Goods
Revenue from product sales is recognized when we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 180 days.
In determining when the control of goods is transferred, we typically assess, among other things, the transfer of title and risk of loss and the shipping terms of the contract.
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded in cost of sales. When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued to cost of sales when the related revenue is recognized.
Amounts billed for sales and use taxes, VAT, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the consolidated statements of operations. We record a liability until remitted to the respective taxing authority.
Right of Return
We warrant to our customers that our products conform to mutually agreed product specifications. We accrue for expected returns as they occur.
Contract asset and contract liability balances
We satisfy our obligations by transferring goods and services in exchange for consideration from customers. The timing of performance sometimes differs from the timing the associated consideration is received from the customer, thus resulting in the recognition of a contract liability. We recognize a contract liability if the customer’s payment of consideration is received prior to completion of our related performance obligation.
On July 25, 2022 we entered into a long-term supply agreement with a customer to deliver battery-grade lithium hydroxide over six years between 2025 and 2030. The contract included an advance payment from the customer of $198 million, which we received in the third quarter of 2022. Revenue will be recognized as volumes are delivered. Any unrecognized deferred revenue is refundable if the agreement is terminated for any reason specified in the agreement.
The following table presents the opening and closing balances of our contract liabilities and current trade receivables (including buy/sell arrangements), net of allowances from contracts with customers.

	Balance as of
(in Millions)	December 31, 2023	December 31, 2022	(Decrease)/increase
Receivables from contracts with customers, net of allowances	$106.7	$141.6	$(34.9)
Contract liability - short-term	4.4	15.5	(11.1)
Contract liability - long-term	217.8	198.0	19.8
Performance obligations
Revenue is recognized when the performance obligation is satisfied, which is when the customer obtains control of the good or service. Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts' performance obligations that are unsatisfied or partially unsatisfied is approximately $1.9 billion in the next five years. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 5: Inventories, Net

Inventories consisted of the following:

	December 31,
(in Millions)	2023	2022
Finished goods	$59.1	$44.6
Semi-finished goods	108.8	57.1
Raw materials, supplies, and other	49.6	50.6
FIFO inventory, net	$217.5	$152.3

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6: Investments

ESM ILiAD, LLC ("ESM")
In the fourth quarter of 2023, Arcadium Lithium entered into an agreement with EnergySource Minerals, LLC ("EnergySource"), a developer of lithium projects in the Salton Sea Known Geothermal Resource Area in California, for a minority equity interest in ESM, a subsidiary of EnergySource and the parent company of ILiAD Technologies, LLC ("ILiAD Technologies"). In connection with its investment in ESM, Arcadium Lithium will have the right to license ILiAD Technologies' Integrated Lithium Adsorption Desorption ("ILiAD") technology for potential deployment at its lithium brine resources in Argentina.
Arcadium Lithium accounts for its interest in ESM under ASC Topic 321, Investments – Equity Securities ("ASC 321"). Since our investment in ESM does not have a readily determinable fair value, we use the measurement alternative under ASC 321. Our investment is measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values. As of December 31, 2023, the carrying amount of our investment in ESM is $30.1 million.

Nemaska Lithium Inc. ("Nemaska Lithium", or "NLI")
Nemaska Lithium, domiciled in Canada and headquartered in Montreal, Québec, is a non-public mining company not yet in the production stage. It is a development company aiming to vertically integrate, from extracting, processing and concentrating spodumene to conversion of spodumene into battery grade lithium hydroxide, primarily intended for energy storage applications. Its primary assets are construction in progress and intangibles principally related to intellectual property. Nemaska Lithium intends to develop the Whabouchi spodumene mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec (collectively, the "Nemaska Lithium Project"). As a developing company and to fund the Nemaska Lithium Project, Nemaska Lithium is reliant on securing financing from its shareholders through share subscriptions.
In December 2019, Nemaska Lithium and certain affiliates filed for creditor protection in Canada under the Companies’ Creditors Arrangement Act (the "CCAA") in the Superior Court of Québec (the "CCAA Court"). In October 2020, the CCAA Court approved a sale of Nemaska Lithium structured as a credit bid under the CCAA to a group made up of Orion Mine Finance ("Orion"), Investissement Québec ("IQ", a company established by the Government of Québec to favor investment in Québec by Québec-based and international companies) and The Pallinghurst Group ("Pallinghurst", acting through a new entity named Québec Lithium Partners (UK) Limited ("QLP")). After a series of amalgamations and restructurings, the sale transactions were completed on December 1, 2020, pursuant to which IQ and QLP each acquired a 50% equity interest in Nemaska Lithium.
In the fourth quarter of 2020, Livent entered into an agreement with Pallinghurst for a 50% equity interest in QLP. Through this investment, Livent obtained indirect ownership of a 25% equity interest in Nemaska Lithium.
On June 6, 2022, Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of QLP previously owned by Pallinghurst and certain of its investors (the "QLP Merger"). Upon consummation of the QLP Merger, Livent recorded an Investment of $387.1 million, QLP's cash and cash equivalents of $0.3 million and short-term debt of $13.5 million; and an increase to additional paid in capital of $373.9 million. Livent now owns a 50% economic interest in NLI through its ownership of QLP. The Québec provincial government, through IQ, continues to own the remaining 50% interest in Nemaska Lithium. At present, we do not have off-take rights on the production to come out of the Nemaska Lithium Project.
On October 18 2023, we entered into an amendment to our shareholders agreement with Nemaska Lithium, and also amendments to certain related service agreements. The amendments to these agreements provide QLP with control of certain substantive participating rights, and as such, the Company began to consolidate Nemaska Lithium as of October 18, 2023. Nemaska Lithium is a development company which, as of the October 18, 2023 consolidation date, met the U.S. GAAP definition of a business and, as such, the Company remeasured its equity interest in Nemaska, including the noncontrolling interest of IQ, at fair value as of the consolidation date. We estimated the fair value of IQ's noncontrolling interest by multiplying the total fair value of Nemaska Lithium equity by IQ's equity ownership interest and also considered any discounts for lack of control and marketability.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the assets and liabilities of Nemaska Lithium assumed under business combination accounting guidance for the Nemaska Lithium consolidation, including the impact of income taxes, is preliminary. The preliminary fair value allocation is subject to change for up to one year subsequent to the October 18, 2023 consolidation date of Nemaska Lithium. Determining the fair value of the assets and liabilities of Nemaska Lithium requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Nemaska Lithium's mining properties and rights. Nemaska Lithium is consolidated on a one-quarter lag basis. The table below represents Nemaska Lithium's balance sheet at fair value consolidated by the Company as of October 18, 2023:

		Nemaska Lithium Inc.
		October 18,
(in Millions)	Note	2023 (a)
ASSETS
Cash and cash equivalents		$133.5
Sales tax receivable		9.2
Prepaid expenses		3.4
Total current assets		146.1
In-trust deposits	b	9.9
Property, plant and equipment	c	925.2
Goodwill	d	120.7
Intangible assets	e	52.0
Other non-current assets		0.5
Total non-current assets		1,108.3
Total assets		$1,254.4
LIABILITIES AND EQUITY
Current portion of long-term debt	f	$2.4
Accounts payable and accrued liabilities		59.8
Total current liabilities		62.2
Long-term debt	g	56.1
Contract liability - long-term	g	19.8
Asset retirement obligations	h	3.4
Deferred income taxes		113.4
Other non-current liabilities		0.3
Total non-current liabilities		193.0
Total current and long-term liabilities		255.2
Livent stockholders’ equity		499.6
Noncontrolling interest		499.6
Total equity		999.2
Total liabilities and equity		$1,254.4
a.Represents the Nemaska Lithium balance sheet as of the October 18, 2023 consolidation date.
b.Represents a deposit held in trust for estimated restoration costs relating to the Whabouchi site asset retirement obligation.
c.Primarily represents mining property, mining rights and construction in progress for the Whabouchi and Bécancour sites related to project engineering, equipment and site preparation and capitalized financing costs.
d.Primarily related to potential synergies arising from the proximity of Nemaska Lithium to other resources in the region.
e.Primarily represents intellectual property in relation to patents and development costs with a weighted average amortization period of 15 years.
f.Represents current portion of the unsecured obligation governing the working relationship between the Nemaska Lithium Project and the Cree Nation of Nemaska.
g.Primarily represents $75.0 million for the prepayment received for a customer supply agreement entered on October 18, 2023, recorded net of imputed discount of $19.8 million.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h.Represents the asset retirement obligation for estimated inflation-adjusted and discounted future costs associated with mine reclamation and closure activities at the Whabouchi site, and assuming that the disbursements would be made in 2056.

Before October 18, 2023, the Company accounted for its interest in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it was included in Investments in our consolidated balance sheets. The carrying amount of our interest in Nemaska Lithium was $437.1 million as of December 31, 2022 under equity method investment accounting. For the years ended December 31, 2023, 2022, and 2021 we recorded a $23.1 million, $15.1 million, and $5.5 million loss, respectively, related to our interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliate in our consolidated statements of operations.
The following summarized financial data for Nemaska Lithium present, on a one-quarter lag basis, the assets, liabilities, equity, results of operations and cash flows for Nemaska Lithium for periods in which it was a significant unconsolidated affiliate:

		Nemaska Lithium Inc.
		December 31,
(in Millions)	Note	2022 (a)	2021 (a)
ASSETS
Cash and cash equivalents		$5.9	$10.3
Sales tax receivable		2.5	0.4
Prepaid expenses		0.6	0.6
Other current assets		0.1	—
Assets held for sale		1.0	1.1
Total current assets		10.1	12.4
In-trust deposits	b	8.9	7.3
Property, plant and equipment, net of accumulated depreciation of $0.7 in 2022 and $0.6 in 2021	c	166.6	176.3
Intangible assets	d	29.5	31.9
Total non-current assets		205.0	215.5
Total assets		$215.1	$227.9
LIABILITIES AND EQUITY
Current portion of long-term debt	e	$35.7	$2.7
Accounts payable and accrued liabilities		4.1	2.1
Current portion of financial liability	f	0.5	9.5
Total current liabilities		40.3	14.3
Long-term debt	g	—	30.5
Non-current portion of unsecured obligation	h	2.3	5.1
Asset retirement obligations	i	6.9	6.4
Other non-current liabilities		0.4	—
Total non-current liabilities		9.6	42.0
Total current and long-term liabilities		49.9	56.3
Share capital	j	115.0	71.6
Contributed surplus		24.0	25.8
Retained earnings		26.2	74.2
Total equity		165.2	171.6
Total liabilities and equity		$215.1	$227.9
________________________
a.Represents September 30, 2022 and September 30, 2021, respectively, for Nemaska Lithium on a one-quarter lag basis, as allowed under ASC 323.
b.Represents a deposit held in trust for estimated restoration costs relating to the Whabouchi site asset retirement obligation (note i).
c.Primarily represents construction in progress for the Whabouchi site related to project engineering, equipment and site preparation and capitalized financing costs.
d.Primarily represents intellectual property in relation to patents and development costs.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.Includes $33.2 million representing current portion of the Orion promissory note and $2.5 million related to the unsecured obligation governing the working relationship between the Nemaska Lithium Project and the Cree Nation of Nemaska (see Note h).
f.Includes a bankruptcy restructuring obligation due to a supplier that was paid in the first quarter of 2022.
g.Represents a promissory note to Orion. The Orion note bears interest at 8%, matured November 26, 2022, and was secured by Nemaska Lithium's tangible and intangible assets.
h.Represents an unsecured obligation governing the working relationship between the Nemaska Lithium Project and the Cree Nation of Nemaska. The obligation bears interest at 4.75% per annum, matures in September 2024, and is repaid in quarterly installments.
i.Represents the asset retirement obligation for estimated inflation-adjusted and discounted future costs associated with mine reclamation and closure activities at the Whabouchi site, and assuming that the disbursements would be made in 2056.
j.For the twelve months ended September 30, 2022 and the ten months ended September 30, 2021, Nemaska Lithium issued 20 million and 60 million shares, respectively, for cash proceeds of $50.6 million and $70.2 million, respectively. An unlimited number of shares are authorized without par value.

		Nemaska Lithium Inc.
(in Millions)		Year Ended December 31,
	Note	2023 (a)	2022 (a)	2021 (a)
Summary of Statement of Operations Information:
Operating costs	b	$30.7	$25.7	$11.5
General and administrative costs	c	16.7	14.2	8.0
Other (income)/costs	d	(1.3)	4.3	2.5
Net loss from operations before income taxes		(46.1)	(44.2)	(22.0)
Income tax benefit		—	—	(0.2)
Net loss		$(46.1)	$(44.2)	$(21.8)
_________________________
a.Represents the nine months and 17 days ended July 17, 2023, the twelve months ended September 30, 2022 and the ten months ended September 30, 2021 (our initial investment was made on December 1, 2020), respectively, for Nemaska Lithium on a one-quarter lag basis, as allowed under ASC 323, all prior to consolidation of Nemaska Lithium on October 18, 2023.
b.Primarily includes construction management and engineering consulting fees.
c.Primarily includes employee compensation, rent, office and other expenses and professional fees.
d.Primarily includes finance (income)/costs and foreign exchange gains and losses.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Nemaska Lithium Inc.
(in Millions)		Year Ended December 31,
	Note	2022 (a)	2021 (a)
Cash used in operating activities		$(41.6)	$(15.0)
Cash used in investing activities:
Additions to property, plant and equipment		(1.4)	—
Purchases of intangible assets		(0.1)	—
Proceeds from sale of assets		—	0.3
Increase in deposit to suppliers		—	(0.8)
Cash used in investing activities		$(1.5)	$(0.5)
Cash provided by financing activities:
Proceeds from issuance of shares	b	50.6	70.2
Debt repayment		(8.8)	(50.0)
Payment of unsecured obligation		(2.6)	(2.7)
Cash provided by financing activities		$39.2	$17.5
Effect of exchange rate changes on cash and cash equivalents		(0.5)	0.6
(Decrease)/increase in cash and cash equivalents		(4.4)	2.6
Cash and cash equivalents, beginning of period		10.3	7.7
Cash and cash equivalents, end of period		$5.9	$10.3
_________________________
a.Represents the twelve months ended September 30, 2022 and the ten months ended September 30, 2021, respectively, for Nemaska Lithium on a one-quarter lag basis, as allowed under ASC 323.
b.For the ten months ended September 30, 2021, Nemaska issued 60 million shares for cash proceeds of $70.2 million, $50 million of which was used to pay a portion of promissory note to Orion.

Note 7: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2023	2022
Land and land improvements	$106.2	$87.0
Buildings	134.9	85.8
Machinery and equipment	420.7	333.4
Mineral rights (1)	560.0	—
Construction in progress	1,284.4	715.2
Total cost	$2,506.2	$1,221.4
Accumulated depreciation	(269.1)	(253.1)
Property, plant and equipment, net	$2,237.1	$968.3
_______________
1.On October 18, 2023 we began consolidating Nemaska Lithium, see Note 6 for details.

Depreciation expense was $26.6 million, $25.1 million, and $22.9 million in 2023, 2022 and 2021, respectively.

Note 8: Restructuring and Other Charges
The following table shows total restructuring and other charges included in the consolidated statements of operations:

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(in Millions)	2023	2022	2021
Restructuring charges:
Severance-related and exit costs	$2.4	$1.8	$0.2
Other charges:
Cost related to the Allkem Livent Merger	54.1	2.9	—
Environmental remediation	0.8	1.2	(0.3)
Other	(0.6)	1.6	3.9
Total restructuring and other charges	$56.7	$7.5	$3.8

Bessemer City Plant Fire
On June 26, 2023, a fire broke out at Livent's 800-acre manufacturing facility in Bessemer City, North Carolina. The fire was principally contained to a steel and concrete warehouse which was used primarily to store lithium metal ingots, as well as some ancillary maintenance and production supplies. The warehouse and its contents were destroyed by the fire. There were no injuries and to our knowledge no toxic chemicals or compounds were on fire or released into the environment. All lithium hydroxide, butyllithium and catalyst grade lithium metal production lines were back in operation by June 29, 2023. The production unit for pharmaceutical grade lithium carbonate was able to resume operation in October 2023, and the production unit for high purity lithium metal resumed operations in January 2024. Construction to rebuild the warehouse is anticipated to begin in the second quarter of 2024 and the work is expected to be completed by the end of 2024.
Loss for clean-up and disposal costs and the carrying value of fixed assets and inventory destroyed by the fire, net of insurance recoveries, was zero for the year ended December 31, 2023. The Company continues to work with its insurance providers to assess the damage and applicable insurance coverage amounts recoverable under its enforceable insurance policies.

Note 9: Environmental Obligations
We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacturing, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under the Resource Conservation and Recovery Act ("RCRA") and analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to a RCRA permit to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with past or present practices.
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City site located in North Carolina is the only site for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $7.5 million and $7.0 million existed for the years ended December 31, 2023 and 2022, respectively.
The estimated reasonably possible environmental loss contingencies exceed amount accrued by approximately $2.1 million at December 31, 2023. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the site.
Although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on our future consolidated financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of possible contamination, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, and the timing of potential expenditures. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to results of operations in the future.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below is a roll forward of our total environmental reserves.

(in Millions)	Environmental Reserves Total
Balance as of December 31, 2021	$6.1
Change in reserves	1.2
Cash payments	(0.3)
Balance as of December 31, 2022	$7.0
Change in reserves	0.8
Cash payments	(0.3)
Balance as of December 31, 2023	$7.5

The table below provides detail of current and long-term environmental reserves.

	December 31,
(in Millions)	2023	2022
Environmental reserves, current (1)	$0.5	$0.6
Environmental reserves, long-term (2)	7.0	6.4
Total environmental reserves	$7.5	$7.0
______________
1.These amounts are included within "Accrued and other liabilities" on the consolidated balance sheets.
2.These amounts are included in "Environmental liabilities" on the consolidated balance sheets.

Note 10: Income Taxes
Domestic and foreign components of income from operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Domestic	$34.8	$133.2	$(15.2)
Foreign	354.2	202.2	39.1
Total	$389.0	$335.4	$23.9

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes attributable to income from operations consisted of:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Current:
Federal	$31.7	$43.7	$1.7
Foreign	27.6	5.6	2.6
State	0.6	1.3	—
Total current	$59.9	$50.6	$4.3
Deferred:
Federal	$4.5	$(1.9)	$1.3
Foreign	(5.9)	13.3	17.7
State	0.4	(0.1)	—
Total deferred	(1.0)	11.3	19.0
Total	$58.9	$61.9	$23.3

The effective income tax rate applicable to income from operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2023	2022	2021
U.S. Federal statutory rate	$81.7	$70.4	$5.1
Foreign earnings subject to different tax rates	(78.9)	(30.0)	(1.2)
Foreign derived intangible income	(0.9)	(2.1)	(0.7)
State and local income taxes, less federal income tax benefit	0.9	0.9	—
Tax on intercompany dividends and deemed dividends for tax purposes	27.7	19.8	3.8
Changes to unrecognized tax benefits	0.4	(0.5)	(0.9)
Other permanent items	1.3	(2.8)	(0.9)
Change in valuation allowance (1)	66.0	(1.7)	4.4
Exchange gains and losses (2)	(43.0)	6.9	12.7
Withholding taxes net of credits	4.7	0.6	0.8
Other	(1.0)	0.4	0.2
Total tax provision	$58.9	$61.9	$23.3
____________________
1.For the year ended December 31, 2023, the company recorded a valuation allowance of $60.3 million in 2023 to the statement of operations on the net deferred tax assets in Argentina, primarily relating to the net operating loss as a result of the significant fluctuations in foreign currency. These significant fluctuations in foreign currency impacts primarily occurred in December 2023.
2.Includes the impact of foreign currency exchange gains or losses in Argentina on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes. Additionally, the years ended December 31, 2023, 2022 and 2021 include an adjustment relating to inflation.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	Year Ended December 31,
(in Millions)	2023	2022
Net operating loss carry-forwards and credits (1)(2)	$239.2	$19.2
Exploration and development expenses (2)	12.0	—
Other assets and reserves	29.5	13.9
Deferred tax assets	$280.7	$33.1
Valuation allowance, net (3)	(83.1)	(2.8)
Deferred tax assets, net of valuation allowance	$197.6	$30.3
Property, plant and equipment, net (2)	(281.8)	(17.0)
Intangibles	(11.8)	—
Deferred inflationary gain	(28.4)	(28.4)
Other liabilities	(0.6)	(0.6)
Deferred tax liabilities	(322.6)	(46.0)
Net deferred tax liabilities	$(125.0)	$(15.7)
___________________
1.The year ended December 31, 2023 primarily relates to net operating losses generated in Argentina and Canada. The net operating losses in Canada relate to Nemaska Lithium, see Note 6 for details.
2.On October 18, 2023 we began consolidating Nemaska Lithium, see Note 6 for details. The company recorded $137.8 million of net operating loss carry-forwards and credits and $(188.4) million relating to property, plant and equipment, net.
3.For the year ended December 31, 2023, the company recorded a valuation allowance in 2023 on the net deferred tax assets in Argentina, primarily relating to the net operating loss as a result of the significant fluctuations in foreign currency. These significant fluctuations in foreign currency impacts primarily occurred in December 2023. The balance at the end of the year is $80.2 million.
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires companies to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a "more likely than not" standard. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, and tax planning alternatives. The company recorded a valuation allowance of $80.2 million to the balance sheet in 2023 on the net deferred tax assets in Argentina, primarily relating to the net operating loss as a result of the significant fluctuations in foreign currency.
As of December 31, 2023, we had total foreign net operating loss carry-forwards of $233.1 million (tax effected) primarily related to Argentina and Canada and expiring within 5 years and within 20 years, respectively. The net operating losses in Canada relate to Nemaska Lithium, see Note 6 for details. As of December 31, 2022, we had total foreign net operating loss carry-forwards of $17.6 million (tax effected) primarily related to Argentina and expiring within 5 years.
Income taxes are not provided for any additional outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file tax returns in various jurisdictions. Pursuant to the TMA with FMC we have recorded amounts in uncertain tax positions at December 31, 2018 for tax positions that relate to our legacy business before IPO. In jurisdictions where we filed consolidated returns with FMC, and did not maintain the entity at IPO, our uncertain tax positions have been reduced as of December 31, 2023. We have recorded a $1.0 million indemnification asset from FMC regarding uncertain tax positions that are related to our legacy business before IPO and for which we are indemnified by FMC. Our significant foreign jurisdictions, which total two, are open for examination and adjustment during varying periods from 2016 - 2022.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2023, we had total unrecognized tax benefits of $4.7 million, of which $2.0 million would favorably impact the effective tax rate from operations if recognized. As of December 31, 2022, we had total unrecognized tax benefits of $4.5 million. As of December 31, 2021, we had total unrecognized tax benefits of $2.9 million. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2023, 2022 and 2021, we recognized interest and penalties of $0.3 million, $0.2 million, and $(0.1) million, respectively, in the consolidated statement of operations. As of December 31, 2023 and 2022, we have accrued interest and penalties in the consolidated balance sheets of $1.1 million and $0.8 million, respectively.
Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of zero to $3.9 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2023	2022	2021
Balance at beginning of year	$4.5	$2.9	$2.7
Increases related to positions taken in the current year	0.4	3.3	—
Decreases related to positions taken in prior years	—	—	(1.6)
Increases related to positions taken in prior years	—	—	1.9
Decreases related to lapse of statutes of limitations	(0.2)	(0.1)	(0.1)
Settlement of uncertain tax positions	—	(1.6)	—
Balance at end of year	$4.7	$4.5	$2.9

Note 11: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	December 31, 2023	December 31, 2022
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	7.20%	9.25%		2027	$—	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(2.4)	(3.9)
Nemaska - Prepayment agreement (2)			8.9%		75.0	—
Discount - Prepayment agreement					(19.8)	—
Nemaska - Other					3.4	—
Subtotal long-term debt (including current maturities)					302.0	241.9
Less current maturities					(2.4)	—
Total long-term debt					$299.6	$241.9
______________________________
1.As of December 31, 2023 and December 31, 2022, there were $15.5 million and $14.9 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and $484.5 million and $485.1 million available funds as of December 31, 2023 and December 31, 2022, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.Represents first advance payment in connection with customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. Represents U.S. GAAP imputed interest rate.

4.125% Convertible Senior Notes due 2025
In 2020, the Company issued $245.8 million in aggregate principal amount of 4.125% Convertible Senior Notes due in July 2025 (the "2025 Notes"). The 2025 Notes are our general unsecured senior obligations. Total net cash proceeds received were

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$238.2 million net of $7.6 million of third-party transaction costs, including initial purchasers' discounts and commissions. The Company used or will use the net proceeds received to finance or refinance eligible green projects designed to align with the provisions of the International Capital Market Association Green Bond Principles 2018.
Each $1,000 of principal of the 2025 Notes was initially convertible into 114.4885 shares of common stock of Livent Corporation, which was equivalent to an initial conversion price of $8.73 per share, subject to adjustment upon the occurrence of specified events. Following the effectiveness of that certain First Supplemental Indenture, dated as of January 4, 2024, by and among the Company, Livent Corporation and U.S. Bank Trust Company, National Association, each $1,000 of principal of the 2025 Notes is convertible into 275.459331 shares of our common stock, which is equivalent to a conversion price of $3.63 per share, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any portion of the 2025 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest. Holders of the 2025 Notes may convert their notes at any time, at their option, on or after January 15, 2025. Further, holders of the 2025 Notes may convert their notes at any time, at their option, prior to January 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each trading day; (2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of such period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (3) if we call any or all of the 2020 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date or (4) if specified corporate events occur. Upon conversion, the 2025 Notes will be settled in cash, shares of our common stock or a combination thereof, at our election. If a fundamental change occurs prior to the maturity date, holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such an event or notice of redemption in certain circumstances.
In the first quarter of 2024, the holders of the 2025 Notes were notified that the last reported sale price of Livent Corporation's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, December 31, 2023 was greater than or equal to 130% of the conversion price then in effect on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through March 31, 2024. The 2025 Notes are classified as long-term debt.
The Company recorded interest expense related to the amortization of transaction costs of $1.5 million for each of the years ended December 31, 2023 and 2022, all of which was capitalized. The Company recorded $10.1 million and $10.2 million of accrued interest expense related to the principal amount for the years ended December 31, 2023 and 2022, respectively, all of which was capitalized.
Amended and Restated Credit Agreement, (the "Revolving Credit Facility")
On January 4, 2024, Livent Corporation, Livent USA Corp., the Company, Arcadium Lithium Financing IRL Limited ("FinCo") and Irish IntermediateCo (collectively, the "Borrowers" and, each, a "Borrower"), the guarantors party thereto from time to time (the "Guarantors"), the lenders party thereto (the "Lenders") and issuing banks party thereto and Citibank, N.A., as administrative agent (the "Administrative Agent") for the Lenders, entered into a Joinder and First Amendment (the "Credit Agreement Amendment") to that certain Amended and Restated Credit Agreement, dated as of September 1, 2022, among Livent, Livent USA Corp., the guarantors party thereto from time to time, the lenders party thereto from time to time and the Administrative Agent (the "Credit Agreement" and as amended by the Credit Agreement Amendment, the
Amended Credit Agreement").
The Credit Agreement Amendment provided for, among other things, (i) the addition of Arcadium, Irish IntermediateCo and FinCo as borrowers and obligors under the Amended Credit Agreement and (ii) the assignment of certain of Livent Corporation's rights and obligations (including information reporting obligations) under the Amended Credit Agreement to Arcadium.
The Revolving Credit Facility provides for a $500 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option to request, and subject to each

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lender’s sole discretion, that the aggregate revolving credit commitments be increased to up to $700 million. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility may be used for general corporate purposes, including capital expenditures and permitted acquisitions.
Revolving loans under the Revolving Credit Facility will bear interest at a floating rate, which will be (i) a base rate, (ii) Adjusted Term Secured Overnight Financing Rate ("SOFR") (defined as the forward-looking SOFR term rate published by CME Group Benchmark Administration Limited plus 0.10% per annum subject to a floor of zero) or (iii) Euro Interbank Offered Rate ("EURIBOR"), plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Facility. The Revolving Credit Facility includes a quarterly commitment fee on the average daily unused amount of each Lender’s revolving credit commitment at a rate equal to an applicable percentage based on the Company’s first lien leverage ratio. The initial commitment fee is 0.25% per annum. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date on September 1, 2027. Voluntary prepayments and commitment reductions are permitted at any time without payment of any prepayment fee upon proper notice and subject to minimum dollar amounts. Certain of the Borrowers’ domestic subsidiaries (the "Guarantors") guarantee the obligations of the Borrowers under the Revolving Credit Facility. The obligations of the Borrower and the Guarantors are secured by all of the assets of the Borrowers and the Guarantors, including the Borrowers’ facility and real estate in Bessemer City, North Carolina, subject to certain exceptions and exclusions.
The foregoing description of the Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Credit Agreement, which is filed as Exhibit 10.23 to this Annual Report on Form 10-K.
We recorded $2.2 million of incremental deferred financing costs in the consolidated balance sheets for the Revolving Credit Facility commitment, arrangement and legal fees and a $0.1 million loss on debt extinguishment in the consolidated statements of operations for the twelve months ended December 31, 2022 for the write off of existing deferred financing costs to recognize a partial change in syndication related to the Revolving Credit Facility. The carrying value of our deferred financing costs was $2.3 million as of December 31, 2023 and is recorded to Other assets in our consolidated balance sheet.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our financial covenants have not changed with the Credit Agreement Amendment. Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2023. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of December 31, 2023.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12: Stock-based Compensation
Livent Corporation Incentive Compensation and Stock Plan
As of December 31, 2023, the total shares of Livent common stock authorized for issuance under the Livent Corporation Incentive Compensation and Stock Plan (the "Livent Plan") is 10,683,837 shares. The Livent Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, restricted stock units (including performance units), stock appreciation rights, and management incentive awards. The Compensation and Organization Committee of the Livent Board of Directors (the "Livent Committee") has the authority to amend the Livent Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
Stock options granted under the Livent Plan may be incentive or non-qualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Livent Plan vest or become exercisable or payable at the time designated by the Livent Committee. The options granted in 2023 will vest on the third anniversary of the date of grant, subject generally to continued employment, and cost is recognized over the vesting period. Incentive and non-qualified options granted under the Livent Plan expire not later than 10 years from the grant date.
Under the Livent Plan, awards of restricted stock units ("RSUs") vest over periods designated by the Livent Committee. The RSUs granted in 2023 to employees vest on the same schedule as the stock options granted in 2023. The RSUs granted to non-employee directors in 2023 vest at the Company's next annual meeting of stockholders following the grant date. Compensation cost is recognized over the vesting periods based on the market value of Livent common stock on the grant date of the award.
Stock Compensation
We recognized the following stock compensation expense for awards under the Livent Plan:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Stock Option Expense, net of taxes of $0.3, $0.3 and $0.3	$1.7	$1.8	$1.6
Restricted Stock Expense, net of taxes of $0.9, $0.7 and $0.6	4.5	3.6	2.9
Performance-Based Restricted Stock Expense, net of taxes of $0.3 and $0.1	1.8	0.4	—
Total Stock Compensation Expense, net of taxes of $1.5, $1.1 and $0.9 (1)	$8.0	$5.8	$4.5
____________________
1.Gross stock compensation charges of $8.4 million and $1.1 million were recorded to "Selling, general and administrative expenses" and "Restructuring and other charges", respectively, in our consolidated statement of operations for the year ended December 31, 2023. Gross stock compensation charges of $6.8 million and $0.1 million was recorded to "Selling, general and administrative expenses" and "Restructuring and other charges", respectively, in our consolidated statement of operations for the year ended and December 31, 2022. Gross stock compensation charges of $5.3 million was recorded to "Selling, general and administrative expenses" in our consolidated statement of operations for the year ended December 31, 2021.
Stock Options
The grant date fair values of the stock options granted in the year ended December 31, 2023, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of fourteen of our publicly traded peers that operate in the specialty chemical sector. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Livent's common stock. Livent stock options granted in 2023 cliff vest on the third anniversary following the grant date and expire ten years from the date of grant.
The following table contains Black Scholes valuation assumptions for stock option granted for the years ended December 31, 2023, 2022 and 2021:

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2023	2022	2021
Expected dividend yield	—%	—%	—%
Expected volatility	30.2%	28.9%	27.0%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	4.04%	1.95%	0.81%
The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $9.22 per share, $7.01 and $5.86 per share, respectively.
The following table shows stock option activity, for the year ended December 31, 2023:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding as of December 31, 2022	2,074,082	6.1	$15.16	$10.2
Granted	182,109		$23.33
Exercised	(150,282)		$10.41	$1.4
Forfeited	(2,512)		$22.01
Outstanding as of December 31, 2023	2,103,397	5.6	$16.19	$6.5
Exercisable as of December 31, 2023	1,206,667	4.2	$12.56	$6.5
As of December 31, 2023 and December 31, 2022, we had total remaining unrecognized compensation cost related to unvested stock options of $1.8 million and $2.1 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2022 and 2021 was $4.9 million and $1.2 million, respectively.
Restricted Stock Unit Awards
The grant date fair value of RSUs under the Livent Plan is based on the market price per share of Livent's common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted in 2023 is cliff vesting on the third anniversary following the grant date.
The following table shows RSU activity for the year ended December 31, 2023:

	Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2022	789,115	$16.76	$15.7
Granted	245,530	$22.87
Vested	(80,737)	$10.45
Forfeited	(3,380)	$22.78
Nonvested as of December 31, 2023	950,528	$18.85	$17.1
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $22.87 per share, $22.72 per share and $20.12 per share, respectively. The intrinsic value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $1.8 million, $4.7 million, and $5.0 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $0.8 million, $2.5 million, and $3.2 million, respectively.
As of December 31, 2023, there was total remaining unrecognized compensation cost related to unvested RSUs of $5.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Based Restricted Stock Unit ("PRSU") Awards
The Company granted approximately sixty-eight thousand PRSUs ("2023 PRSUs") to key employees on February 22, 2023, as authorized under the provisions of the Livent Plan. The number of 2023 PRSUs ultimately earned will be based on Livent's Total Shareholder Return ("TSR") relative to the TSR of the companies in the Russell 3000 Chemical Supersector Index over a three year performance period from January 1, 2023 through December 31, 2025 (the "Performance Period"). The final number of 2023 PRSUs earned will range from 0% to 200% of the number of 2023 PRSUs granted based on the Company's relative TSR performance over the Performance Period.
Because the value of the 2023 PRSUs is dependent upon the attainment of a level of TSR, it requires the impact of the market condition to be considered when estimating the fair value of the 2023 PRSUs. As a result, the Monte Carlo model is applied and the most significant valuation assumptions used related to the 2023 PRSUs during the year ending December 31, 2023, include:

Valuation date stock price	$23.33
Expected volatility	70.81%
Risk free rate	4.41%

The February 22, 2023 grant date fair value of each 2023 PRSU granted was $24.59 per share. Related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the 2023 PRSUs granted in 2023 is cliff vesting on the third anniversary following the grant date.
The following table shows PRSU activity for the year ended December 31, 2023:

	Performance-Based Restricted Stock Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2022	62,846	$20.82	$1.2
Granted	68,293	$24.59
Vested	(89,973)	$22.83
Forfeited	(888)	$22.55
Nonvested as of December 31, 2023	40,278	$22.68	$0.7
The weighted-average grant date fair value of PRSUs granted during the year ended December 31, 2023 was $24.59 per share.
Due to the Allkem Livent Merger, on December 22, 2023, 89,973 PRSUs of certain Livent executive officers vested on an accelerated basis at the higher of the PRSU payout on the accelerated vest date, which was —%, or 100%.
As of December 31, 2023, there was total remaining unrecognized compensation cost related to unvested PRSUs of $0.4 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13: Equity
The following table reflects the changes in Livent's common shares issued and outstanding for each period presented:

	Issued	Treasury	Outstanding
Balance as of December 31, 2021	161,791,602	(101,618)	161,689,984
RSU awards	113,565	—	113,565
Stock option awards	246,958	—	246,958
Net purchases of treasury stock - NQSP	—	(1,957)	(1,957)
Issuance of common stock	17,500,000	—	17,500,000
Balance as of December 31, 2022	179,652,125	(103,575)	179,548,550
RSU awards	134,903	—	134,903
PRSU awards	52,544	—	52,544
Stock option awards	151,979	—	151,979
Net purchases of treasury stock - NQSP	—	(6,013)	(6,013)
Issuance of common stock - conversion of 2025 Notes	114	—	114
Balance as of December 31, 2023	179,991,665	(109,588)	179,882,077

On June 6, 2022, the Company closed on the QLP Merger and issued 17,500,000 shares of its common stock, par value $0.001 per share, in a private placement as consideration to acquire the remaining 50% share of QLP previously owned by Pallinghurst and certain of its investors. See Note 6 for details.
Accumulated other comprehensive loss
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2021	$(43.1)	$0.2	$(42.9)
Other comprehensive income before reclassifications	(7.9)	(0.9)	$(8.8)
Amounts reclassified from accumulated other comprehensive loss	—	0.7	0.7
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
Other comprehensive loss before reclassifications	1.2	(0.5)	0.7
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Accumulated other comprehensive loss, net of tax as of December 31, 2023	$(49.8)	$—	$(49.8)
______________
1.See Note 15 for more information.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications of accumulated other comprehensive loss

The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the consolidated statement of operations for each of the periods presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Income
(in Millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Derivative instruments
Foreign currency contracts	$0.5	$0.9	$(0.1)	Costs of sales
Total before tax	0.5	0.9	(0.1)
	—	(0.2)	—	Provision for income taxes
Amount included in net income	$0.5	$0.7	$(0.1)
Total reclassifications for the period	$0.5	$0.7	$(0.1)	Amount included in net income

Dividends
For the years ended December 31, 2023, 2022 and 2021, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 14: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock units, performance-based restricted stock units and 2025 Notes. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. We use the if-converted method when calculating the potential dilutive effect of our 2025 Notes.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Per Share Data)	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$330.1	$273.5	$0.6
Adjustment for interest on 2025 Notes, net of tax (1)	—	—	0.2
Net income after assumed conversion of 2025 Notes	$330.1	$273.5	$0.8

Denominator:
Weighted average common shares outstanding - basic	179.7	171.8	154.7
Dilutive share equivalents from share-based plans	1.4	1.7	1.5
Dilutive share equivalents from 2025 Notes	28.1	28.1	28.1
Weighted average common shares outstanding - diluted	209.2	201.6	184.3

Basic earnings per common share:
Net income per weighted average share - basic	$1.84	$1.59	$—
Diluted earnings per common share:
Net income per weighted average share - diluted	$1.58	$1.36	$—
_______________________________
1.For the years ended December 31, 2023, 2022 and 2021 $11.6 million, $11.6 million and $11.4 million of interest for the 2025 Notes was capitalized, respectively.
Anti-dilutive stock options
For the year ended December 31, 2023, options to purchase 155,404 shares of our common stock, at an average exercise price of $23.33 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, none of the outstanding options to purchase shares of our common stock were anti-dilutive.
Note 15: Financial Instruments, Risk Management and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, debt, derivatives and amounts included in accruals meeting the definition of financial instruments. Investments in the Livent NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other current assets, and accounts payable approximates their fair value and are considered Level 1 investments. Our other financial instruments include the following:

Financial Instrument	Valuation Method

Foreign exchange forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.
The estimated fair value of our foreign exchange forward contracts have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3 - Unobservable inputs for the asset or liability.
The estimated fair value and the carrying amount of debt was $571.2 million and $299.6 million, respectively, as of December 31, 2023. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures connected to currency risk through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange forward contracts to reduce the effects of fluctuating foreign currency exchange rates.
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also assess both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.
Foreign Currency Exchange Risk Management
We conduct business in many foreign countries, exposing earnings, cash flows, and our financial position to foreign currency risks. The majority of these risks arise as a result of foreign currency transactions. The primary currencies for which we have exchange rate exposure are the Euro, the British pound, the Chinese yuan, the Argentine peso, and the Japanese yen. We currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and the high cost of suitable derivative instruments. Our policy is to minimize exposure to adverse changes in currency exchange rates. This is accomplished through a controlled program of risk management that could include the use of foreign currency debt and forward foreign exchange contracts. We also use forward foreign exchange contracts to hedge firm and highly anticipated foreign currency cash flows, with an objective of balancing currency risk to provide adequate protection from significant fluctuations in the currency markets.
Concentration of Credit Risk
Our counterparties to derivative contracts are primarily major financial institutions. We limit the dollar amount of contracts entered into with any one financial institution and monitor counterparties’ credit ratings. We also enter into master netting agreements with each financial institution, where possible, which helps mitigate the credit risk associated with our financial instruments. While we may be exposed to credit losses due to the nonperformance of counterparties, we consider this risk remote.

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated Other Comprehensive Loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of December 31, 2023, we had no open foreign currency forward contracts in AOCL designated as cash flow hedges of underlying forecasted sales and purchases.
Derivatives Not Designated As Cash Flow Hedging Instruments
We hold certain forward contracts that have not been designated as cash flow hedging instruments for accounting purposes. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as cash flow hedging instruments and changes in the fair value of these items are recorded in earnings.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $97.7 million as of December 31, 2023.
Fair Value of Derivative Instruments
The Company has no open derivative cash flow hedge contracts as of December 31, 2023, and open derivative cash flow contracts with a liability position of less than $0.1 million as of December 31, 2022.
The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments. The Company has no open derivative cash flow hedge contracts as of December 31, 2023, and open derivative cash flow contracts with a liability position of less than $0.1 million as of December 31, 2022.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at December 31, 2021	$0.2
Unrealized hedging losses, net of tax	(0.9)
Reclassification of deferred hedging losses, net of tax (1)	0.7
Total derivative instrument impact on comprehensive income, net of tax	(0.2)
Accumulated other comprehensive loss, net of tax at December 31, 2022	$—
Unrealized hedging losses, net of tax	(0.5)
Reclassification of deferred hedging losses, net of tax (1)	0.5
Total derivative instrument impact on comprehensive loss, net of tax	—
Accumulated other comprehensive loss, net of tax at December 31, 2023	$—
____________________
1.Amounts are included in "Cost of sales" on the consolidated statement of operations.

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2023	2022	2021
Foreign Exchange contracts	Cost of sales	$(2.8)	$(5.2)	$(2.4)
Total		$(2.8)	$(5.2)	$(2.4)
____________________
1.Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

Fair-Value Measurements
Fair-Value Hierarchy
We have categorized our assets and liabilities that are recorded at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair-value hierarchy. The fair-value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair-value measurement of the instrument.

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2023 and 2022.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$4.1	$4.1	$—	$—
Total Assets (3)	$4.1	$4.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$6.7	$6.7	$—	$—
Total Liabilities (3)	$6.7	$6.7	$—	$—

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$3.1	$3.1	$—	—
Total Assets	$3.1	$3.1	$—	$—

Liabilities
Deferred compensation plan obligation (2)	$5.1	$5.1	$—	$—
Total Liabilities (3)	$5.1	$5.1	$—	$—
____________________
1.Balance is included in "Other assets" in the consolidated balance sheets. Livent NQSP investments in Livent common stock are recorded as "Treasury stock" in the consolidated balance sheets and carried at historical cost. A mark-to-market gain of $0.2 million and a mark-to-market gain of $0.5 million related to the Livent common stock was recorded in "Selling, general and administrative expense" in the consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022, respectively, with a corresponding offset to the deferred compensation plan obligation in the consolidated balance sheets.
2.Balance is included in "Other long-term liabilities" in the consolidated balance sheets.
3.The Company has no open cash flow hedge contracts as of December 31, 2023, and open derivative cash flow hedge contracts with a liability position of less than $0.1 million as of December 31, 2022.

Note 16: Commitments and Contingencies
Commitments
Leases
All of our leases are operating leases as of December 31, 2023. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of less than 2 years to 27 years. Disclosures about our leases under ASC 842 are summarized in the table below.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31,
(in Millions)	2023	2022	2021
Lease Cost
Operating lease cost (1)	$1.4	$1.3	$1.2
Short-term lease cost	0.4	0.4	0.9
Variable lease cost (1)	—	—	0.1
Total lease cost (1)	$1.8	$1.7	$2.2
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$1.4	$1.3	$1.8
____________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our consolidated statements of operations.

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 17.8 years and a weighted average discount rate of 6.5%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
2024	$1.5
2025	1.5
2026	0.7
2027	0.3
2028	0.3
Thereafter	7.3
Total future minimum lease payments	11.6
Less: Imputed interest	(4.7)
Total	$6.9
Contingencies
We are a party to various legal proceedings, including those noted in this section. Livent records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As additional information becomes available, management adjusts its assessments and estimates. Legal costs are expensed as incurred.
In addition to the legal proceedings noted below, we have certain contingent liabilities arising in the ordinary course of business. Some of these contingencies are known but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge; and some are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future from products sold, guarantees or warranties made, or indemnities provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. There can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on the consolidated financial position, results of operations in any one reporting period, or liquidity.
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina ("MdA"), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2016 to 2019, 2021 and 2022), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018, 2019, 2021 and 2022) regarding the export of Lithium Carbonate by MdA from each of those locations.
MdA was also notified by the Argentine Tax Authority of the start of transfer pricing audits for the periods 2017 and 2018.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During a part of this period, MdA was a subsidiary of FMC. However, the Company agreed to bear any possible liability for these types of matters under the terms of the Tax Matters Agreement that it entered into with FMC in connection with the Separation. A range of reasonably possible liabilities, if any, cannot be currently estimated by the Company.
In January, 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products, which was followed by Presidential Decree No. 57/2023 in February, 2023. The Presidential Decree prospectively cancels all export rebates for lithium products. Prior to the Presidential Decree, MdA had the right to collect 4% of the FOB value for the exported products (which consisted of the "La Puna" rebate which was 2.5% and the "Export" rebate which was 1.5%). In October 2023 by Presidential Decree No. 557/2023 the Export rebate of 1.5% was reinstated. Subsequent to the Presidential Decree entering into force on October 26, 2023 MdA is entitled to the 1.5% rebate/refund on FOB value of its exported products. As of December 31, 2023, MdA has a receivable of approximately $3.9 million USD which is still valid and remains in force after the Presidential Decrees.
SDJ is under transfer pricing and customs audits by the Argentine Tax Authority and Argentine Customs Authority for the periods 2017 and 2018.

Note 17: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2023	2022
Prepaid and other current assets
Income tax receivable - refunds and prepayments	$29.5	$22.0
Argentina government receivable (1)	7.9	6.7
Prepaid expenses	16.9	11.6
Other receivables	28.2	7.4
Bank Acceptance Drafts (2)	—	6.9
Other current assets	3.9	6.5
Total	$86.4	$61.1

(in Millions)	December 31,
	2023	2022
Other assets
Argentina government receivable (1)(3)	$71.3	$80.3
Advance to contract manufacturers (4)	27.6	17.2
Long-term raw materials inventory	1.0	1.6
Capitalized software, net	1.1	1.4
Other income tax related items	4.0	3.7
Other long-term assets	22.7	12.2
Total	$127.7	$116.4
____________________
1.We have various subsidiaries that conduct business within Argentina. At December 31, 2023 and 2022, $38.8 million and $40.0 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. A recent judicial decision relating to the U.S. dollar-denominated export tax receivable portion ($34.8 million) permits the Argentina government to reimburse us in Argentine pesos at the historical foreign exchange rate applicable at each past payment date, adjusted by a bank deposit interest rate. While Livent filed an appeal on November 6, 2023 and believes it has valid defenses on the technical merits, the ultimate resolution of this matter could result in a possible loss of up to $33.8 million. We continually review the recoverability of all outstanding receivables by analyzing historical experience, current collection trends and regional business and political factors among other factors.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. Livent accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.In June 2023, the Company decided to pay $21.7 million for the export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022 registered in those locations. This payment stops the accrual of any further interest. It was a deposit made under protest, and was not an admission of any of the claims made by the Customs Authorities or a waiver of any of the Company's defenses, including recovery of the deposit plus interest. The cases remain in discussion. See Note 16 for more information.
4.We record deferred charges related to certain contract manufacturing agreements which we amortize over the term of the underlying contract.

(in Millions)	December 31,
	2023	2022
Accrued and other current liabilities
Accrued payroll	$31.2	$19.8
Accrued investment in unconsolidated affiliate	27.0	0.1
Restructuring reserves	1.7	3.1
Retirement liability - 401K	3.2	2.6
Environmental reserves, current	0.5	0.6
Severance	—	0.1
Other accrued and other current liabilities	73.2	11.1
Total	$136.8	$37.4

(in Millions)	December 31,
	2023	2022
Other long-term liabilities
Deferred compensation plan obligation	$6.7	$5.1
Contingencies related to uncertain tax positions (1)	6.2	5.7
Self insurance reserves	1.1	1.5
Asset retirement obligations	3.7	0.2
Other long-term liabilities	3.6	3.4
Total	$21.3	$15.9
____________________
1.As of December 31, 2023, we have recorded a liability for uncertain tax positions of $5.8 million and a $0.4 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18: Subsequent Event
On January 4, 2024, Arcadium Lithium completed the previously announced Allkem Livent Merger by and among Livent Corporation, a Delaware corporation ("Livent"), Allkem Limited, an Australian public company limited by shares ("Allkem"), Arcadium Lithium plc, a public limited company incorporated under the laws of the Bailiwick of Jersey ("Arcadium Lithium"), Lightning-A Merger Sub, Inc., a Delaware corporation ("Merger Sub"), and Arcadium Lithium Intermediate IRL Limited, a private company limited by shares and incorporated and registered in Ireland ("Irish IntermediateCo"). The transaction was consummated by way of (a) a scheme of arrangement under Australian law (the “scheme”), pursuant to which each issued, fully paid ordinary share of Allkem held by Allkem shareholders was exchanged for (i) where the Allkem shareholder did not elect to receive ordinary shares, par value $1.00 per share, of Arcadium Lithium (each, an "Arcadium Lithium Share"), one Arcadium Lithium CHESS Depositary Instrument (a "CDI") quoted on the Australian Stock Exchange, each CDI representing a beneficial ownership interest in one Arcadium Lithium Share and (ii) where the Allkem shareholder elected to receive Arcadium Lithium Shares, one Arcadium Lithium Share, with Allkem becoming a wholly owned subsidiary of Arcadium Lithium and (b) a merger, whereby Merger Sub, a wholly owned subsidiary of Irish IntermediateCo (a direct wholly owned subsidiary of Arcadium Lithium) merged with and into Livent, with Livent surviving the Allkem Livent Merger as an indirect wholly owned subsidiary of Arcadium Lithium, and pursuant to which each share of Livent common stock, par value $0.001 per share (each, a "Livent Share"), was converted into the right to receive 2.406 Arcadium Lithium Shares, and such Arcadium Lithium Shares were issued at the effective time of the Allkem Livent Merger.
Pursuant to the Allkem Livent Merger, 433,156,855 Arcadium Lithium Shares were issued to former Livent stockholders and 641,337,840 Arcadium Lithium Shares (comprising 98,725,616 Arcadium Lithium Shares and 542,612,224 CDIs in respect of Arcadium Lithium Shares) were issued to former Allkem shareholders. The total purchase consideration for the Allkem Livent Merger was approximately $4.4 billion which represents the sum of the (i) estimated fair value of the 641,337,840 Arcadium Shares issued to Allkem shareholders and (ii) the portion of the fair value of accelerated Allkem performance rights attributable to pre-combination service.
The following table summarizes the fair value of the consideration associated with the Allkem Livent Merger:

(in millions)	Amount
Fair value of Arcadium Shares issued to Allkem shareholders	$4,385.6
Fair value of converted Allkem performance rights attributable to pre-combination service	4.8
Preliminary estimated aggregate purchase consideration	$4,390.4
The Allkem Livent Merger meets the criteria to be accounted for as a business combination and will be accounted for using the acquisition method of accounting, with Livent being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Allkem and its subsidiaries will be recorded at their respective fair values as of the date of completion of the Allkem Livent Merger and added to Livent’s and the difference between the fair value of the consideration paid for the acquired entity and fair value of the net assets acquired will be recorded as goodwill. We have not yet completed the purchase accounting for the Allkem Livent Merger, including determining the preliminary fair value of the assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be completed in the first quarter of fiscal year 2024 and is subject to change for up to one year subsequent to the closing date of the Allkem Livent Merger. Determining the fair value of the assets and liabilities of Allkem requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Allkem's mining properties and rights.
Unaudited Pro Forma Financial Information
Revenue of the combined company on a pro forma basis as if the acquisition had occurred on January 1, 2023 was $2.0 billion for the year ended December 31, 2023. These unaudited pro forma results are for illustrative purposes and are not indicative of the actual revenue that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma revenue was derived from the historical consolidated financial statements of Livent and Allkem. Additional disclosure for supplemental pro forma earnings of the combined entity was not provided because such information was not yet available at the time the financial statements were issued.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arcadium Lithium plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arcadium Lithium plc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of unrecognized tax benefits
As discussed in Note 10 to the consolidated financial statements, the Company has recorded unrecognized tax benefits of $4.7 million as of December 31, 2023, of which $2.0 million would favorably impact the effective tax rate from operations. The Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s earnings are generated by domestic and foreign subsidiaries where foreign subsidiary earnings are taxed at different rates than the United States federal statutory rate.
We identified the assessment of the Company’s unrecognized tax benefits related to the earnings and taxation of certain subsidiaries as a critical audit matter. Complex auditor judgment was required to evaluate the Company’s interpretation of tax laws in certain jurisdictions in which the Company operates and how such tax laws impact the taxation of its operating structure, transfer pricing policies and analysis of the recognition of its tax benefits. Additionally, the audit effort associated with the assessment of the Company’s unrecognized tax benefits required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s tax process. This included certain controls related to the interpretation and application of tax laws and related to the Company’s operating structure and transfer pricing policies which affect the determination of earnings of certain subsidiaries. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s interpretation and application of tax laws and examining its tax positions, and evaluating the potential impact on the operating structure, transfer pricing policies, and unrecognized tax benefits
•inspecting the Company’s legal entity organizational chart to identify changes in operating structure and evaluating any impact on taxation
•assessing the Company’s transfer pricing studies for compliance with applicable laws and regulations
•evaluating the Company’s determination of unrecognized tax benefits
Evaluation of the fair value of mineral rights acquired
As discussed in Note 6 to the consolidated financial statements, on October 18, 2023, the Company entered into amendments to its shareholders agreement with Nemaska Lithium, and certain related service agreements. The amendments to these agreements required the Company to consolidate Nemaska Lithium Inc. beginning October 18, 2023. This transaction was accounted for as a business combination. As a result of the transaction, the Company recognized certain tangible and intangible assets at their acquisition-date fair value, including $560.0 million for mineral rights.
We identified the evaluation of the acquisition-date fair value of the mineral rights as a critical audit matter. Subjective auditor judgment was required to evaluate the discount rate used in the valuation of the mineral rights. Minor changes to the discount rate could have had a significant impact on the fair value of the mineral rights. Additionally, specialized skills and knowledge were required to evaluate the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the development and review of the discount rate as part of the Company’s acquisition-date valuation process. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it to a range of discount rates that was independently developed using publicly available market data for comparable companies.
We have served as the Company’s auditor since 2017.
Philadelphia, Pennsylvania
February 29, 2024

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Arcadium Lithium plc’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Arcadium Lithium plc and its predecessor, Livent Corporation;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;
•provide reasonable assurance that receipts and expenditures of Arcadium Lithium plc and its predecessor, Livent Corporation, are being made only in accordance with authorization of management and directors of Arcadium Lithium plc and its predecessor, Livent Corporation; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. We based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (COSO 2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2023, Livent has effective internal control over financial reporting.
On October 18, 2023, Arcadium Lithium began consolidating Nemaska Lithium, as further described in Note 6 - Investments. Nemaska Lithium's assets represented approximately 36% of the Company's total assets as of December 31, 2023 and approximately zero percent of the Company's total revenues for the year ended December 31, 2023. As of December 31, 2023, we are in the process of evaluating the internal controls of Nemaska Lithium and are integrating its controls into our existing operations. Nemaska Lithium's business has, therefore, been excluded from management's assessment of internal control over financial reporting for the year ended December 31, 2023.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2023, which appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arcadium Lithium plc:
Opinion on Internal Control Over Financial Reporting
We have audited Arcadium Lithium plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Nemaska Lithium Inc. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, Nemaska Lithium Inc.’s internal control over financial reporting associated with total assets of $1,254.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Nemaska Lithium Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Philadelphia, Pennsylvania
February 29, 2024

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control over Financial Reporting. Refer to Management’s Report on Internal Control Over Financial Reporting which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.
On January 4, 2024, the Allkem Livent Merger was completed. Livent was the accounting acquirer in the Allkem Livent Merger under U.S. GAAP and was subject to Section 404 of the Sarbanes-Oxley Act ("SOX"), while Allkem, a company with publicly traded securities only in Australia and Canada, was not subject to Section 404 of SOX. For all filings under the Exchange Act after the Allkem Livent Merger, the historical financial statements of Arcadium for the period prior to the Allkem Livent Merger are and will be those of Livent. Allkem's financial results will be included in Arcadium's financial statements for all periods subsequent to the Allkem Livent Merger, starting with our next quarterly report on Form 10-Q. As the Allkem Livent Merger was completed after December 31, 2023, Allkem internal controls over financial reporting were not covered by our report on internal control over financial reporting.
(c) Attestation Report of the Independent Registered Public Accounting Firm. Refer to Report of Independent Registered Public Accounting Firm which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.
(d) Change in Internal Controls over Financial Reporting. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, none of our or Livent’s (our predecessor’s) directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement for the annual meeting of shareholders or by amendment to this Form 10-K under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of our fiscal year covered by this report, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement for the annual meeting of shareholders or by amendment to this Form 10-K under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of our fiscal year covered by this report, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management will be included in our definitive proxy statement for the annual meeting of shareholders or by amendment to this Form 10-K under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of our fiscal year covered by this report, and is incorporated herein by reference.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Livent are authorized for issuance as of December 31, 2023. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock units (A) (1)	Weighted-average exercise price of outstanding options awards (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (3)

Equity Compensation Plans approved by stockholders	3,094,203	$16.19	5,335,869
 ___________________________________

(1)Includes 2,103,397 stock options, 631,143 Restricted Stock Units and 40,278 Performance-Based Restricted Stock Units granted to Livent employees and 319,385 Restricted Stock Units held by Livent non-employee directors.
(2)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $16.19 and the weighted-average term-to-expiration is 5.6 years.
(3)The Livent Plan contains an "evergreen" provision, pursuant to which the number of shares of Livent common stock available for issuance under the Livent Plan will be increased by an amount equal to the lesser of (a) 3% of the number of issued and outstanding shares of common stock as of January 1 of each year or (b) such other number of shares of common stock as determined by the Board of Directors in its discretion. The Board of Directors determined not to authorize any increase in the shares available for issuance under the Livent Plan pursuant to the "evergreen" provision as of January 1, 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement for the annual meeting of shareholders or by amendment to this Form 10-K under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of our fiscal year covered by this report, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included by amendment to this Form 10-K under cover of Form 10-K/A no later than 120 days after the end of our fiscal year covered by this report.
Auditor Information
Auditor Name: KPMG LLP
Auditor Location: Philadelphia, PA (U.S. firm)
Auditor Firm ID: PCAOB ID 185

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
    1. Consolidated financial statements of Livent Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
2. Exhibits: See attached Index of Exhibits
(b)Exhibits

Exhibit No.	Exhibit Description
*2.1	Transaction Agreement, dated as of May 10, 2023, by and among Livent, Allkem and New Topco (Exhibit 2.1 to Livent's Current Report on Form 8-K filed on May, 10, 2023)
*2.2
Amendment to the Transaction Agreement, dated as of August 2, 2023, by and between Livent Corporation, a Delaware corporation, and Allkem Limited, an Australian public company limited by shares (Exhibit 2.1 to Livent's Current Report on Form 8-K filed on August 2, 2023)

*2.3
Second Amendment to the Transaction Agreement, dated as of November 5, 2023, by and between Livent Corporation and Allkem (Exhibit 2.2 to Livent's Quarterly Report on Form 10-Q filed on November 9, 2023)

*2.4
Third Amendment to Transaction Agreement, dated as of December 20, 2023, by and between Livent Corporation, and Allkem Limited, an Australian public company limited by shares (Exhibit 2.1 to Livent's Current Report on Form 8-K filed on December 27, 2023)

*3.1
Memorandum of Association of the Registrant, as amended, effective as of November 9, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 4, 2024)

*3.2
Articles of Association of the Registrant, as amended, effective as of December 20, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 27, 2023)

4.1	Description of Ordinary Shares
*4.2	Indenture, dated as of June 25, 2020, between Livent Corporation and U.S. Bank National Association. (Exhibit 4.1 to Livent's Current Report on Form 8-K filed on June 25, 2020)
*4.3.	Form of 4.125% Convertible Senior Notes due 2025 (Exhibit 4.2 to Livent's Current Report on Form 8-K filed on June 25, 2020)
*4.4
First Supplemental Indenture, dated January 4, 2024, by and among Livent Corporation, Arcadium Lithium plc and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on January 4, 2024)

*10.1	Tax Matters Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.4 to Livent's Current Report on Form 8-K filed on October 15, 2018)
*10.2
Agreement dated as of February 21, 1991, as amended among the Province of Catamarca, Argentina, FMC Corporation and Minera del Altiplano S.A. (Exhibit 10.9 to Livent's Registration Statement on Form S-1 filed on August 27, 2018)

†*10.3	Livent Corporation Incentive Compensation and Stock Plan, as of October 10, 2018 (Exhibit 99 to Livent's Registration Statement on Form S-8 filed on October 11, 2018)
†*10.4	Form of IPO Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.12 to Livent's Registration Statement on Form S-1/A filed on October 1, 2018)
†*10.5	Form of Employee RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.13 to Livent's 2020 Form 10-K filed on February 26, 2021)
†*10.6
Form of Employee Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.8 to Livent's 2021 Annual Report on Form 10-K filed on February 28, 2022 (the "2021 Form 10-K"))

†*10.7	Livent Corporation Executive Severance Guidelines for Corporate Officers, as of October 10, 2018 (Exhibit 10.18 to Livent's 2018 Annual Report on Form 10-K as filed on February 28, 2019)

Exhibit No.	Exhibit Description
†*10.8	Livent Corporation Executive Severance Plan, dated as of February 22, 2021, with Form of Agreement (Exhibit 10.19 to Livent's 2020 Annual Report on Form 10-K filed on February 26, 2021)
†*10.9
Executive Severance Agreement, dated as of February 23, 2021, by and between Livent Corporation and Paul Graves (Exhibit 10.20 to Livent's 2020 Annual Report on Form 10-K filed on February 26, 2021). Pursuant to Instruction 2 to Item 601 of Regulation S-K, an Executive Severance Agreement that is substantially identical in all material respects, except as to the parties thereto, between Livent Corporation and Gilberto Antoniazzi was not filed.

†*10.10	Livent Non-qualified Savings Plan Adoption Agreement, as of January 1, 2019 (Exhibit 10.21 to Livent's 2018 Annual Report on Form 10-K filed on February 28, 2019)
†*10.11	Livent Non-qualified Savings Plan, as of January 1, 2019 (Exhibit 10.22 to Livent's 2018 Annual Report on Form 10-K filed on February 28, 2019)
†*10.12	Executive Severance Agreement, dated as of February 24, 2021, by and between Livent Corporation and Sara Ponessa (Exhibit 10.23 to Livent's 2020 Annual Report on Form 10-K filed on February 26, 2021)
*10.13
Mining Lease 74/244, granted as of December 24, 2009, of Galaxy Lithium Australia Pty Ltd. (Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4/A, filed on September 27, 2023)

*10.14	Amended and Restated Credit Agreement, dated as of September 1, 2022 (Exhibit 10.1 to Livent's Current Report on Form 8-K filed on September 2, 2022)
*10.15
Joinder and First Amendment to Amended and Restated Credit Agreement, dated January 4, 2024, by and among Livent Corporation, Livent USA Corp., Arcadium Lithium plc, Arcadium Lithium Intermediate IRL Limited, Arcadium Lithium Financing IRL Limited, the guarantors party thereto from time to time, the lenders party thereto, the issuing banks party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 4, 2024)

†*10.16	Form of Employee PRSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.1 to the Livent's Quarterly Report on Form 10-Q filed on May 5, 2022)
†*10.17	Executive Severance Guidelines, as amended August 1, 2022 (Exhibit 10.1 to Livent's Quarterly Report on Form 10-Q, filed on August 4, 2022)
†*10.18	Arcadium Lithium plc Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on January 4, 2024)
†10.19
Executive Severance Agreement dated February 23, 2024, by and between Arcadium Lithium plc and Paul Graves. Pursuant to Instruction 2 to Item 601 of Regulation S-K, an Executive Severance Agreement that is substantially identical in all material respects, except as to the parties thereto, between Arcadium Lithium plc and Gilberto Antoniazzi was not filed.

†10.20	Executive Severance Agreement dated February 23, 2024, by and between Arcadium Lithium plc and Sara Velazquez Ponessa.
†10.21	Arcadium Lithium plc Executive Severance Plan, dated as of February 21, 2024, with Form Agreement
19.1	Arcadium Lithium plc Statement of Policy Concerning Trading in Company Securities, as of January 4, 2024
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Integral Consulting Inc., Fénix
23.3	Consent of Sean Kosinski, Fénix
23.4	Consent of BBA Inc., Whabouchi
23.5	Consent of DRA Americas Inc., Whabouchi.
23.6	Consent of SGS Geological Services, Whabouchi
23.7	Consent of Marc Rougier, WSP Canada Inc., Whabouchi
23.8	Consent of Albert Thamm, Mt Cattlin
23.9	Consent of Mining Plus Pty Ltd., Mt Cattlin
23.10	Consent of Hydrominex Geoscience, Salar de Olaroz
23.11	Consent of Gunn Metallurgy, Salar de Olaroz
23.12	Consent of Montgomery & Associates Consultores Limitada, Sal de Vida
23.13	Consent of Gunn Metallurgy, Sal de Vida
23.14	Consent of Marek Dworzanowski, Cauchari
23.15	Consent of Frederik Reidel, Managing Director of Atacama Water SpA, Cauchari
23.16	Consent of SLR Consulting (Canada) Ltd., James Bay
23.17	Consent of Wave International Pty Ltd., James Bay
23.18	Consent of WSP Canada Inc., James Bay
23.19	Consent of Carl Pednault, WSP Canada Inc., Whabouchi
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

Exhibit No.	Exhibit Description
*96.1	Technical Report Summary, Pre-Feasibility Study, Salar del Hombre Muerto, Argentina, as amended November 14, 2023 (Exhibit 96.1 to Livent's Current Report on Form 8-K filed on November 15, 2023)
*96.2
SEC Technical Report Summary, Pre-Feasibility Study on the Whabouchi Mine, Nemaska, Québec, as amended November 14, 2023 (Exhibit 96.2 to Livent's Current Report on Form 8-K filed on November 15, 2023)

*96.3
Technical Report Summary on Mt Cattlin Lithium Project, prepared by Mining Plus Pty Ltd. and Albert Thamm, F.Aus.IMM, dated August 31, 2023 and amended October 30, 2023 (Exhibit 96.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4/A, filed on October 30, 2023)

*96.4
Technical Report Summary on Olaroz Lithium Facility, prepared by Hydrominex Geoscience and Gunn Metallurgy, dated August 31, 2023 and amended November 15, 2023 (Exhibit 96.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A, filed on November 15, 2023)

*96.5
Technical Report Summary on Sal de Vida Lithium Brine Project, prepared by Montgomery & Associates Consultores Limitada and Gunn Metallurgy, dated August 31, 2023 and amended November 15, 2023 (Exhibit 96.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A, filed on November 15, 2023)

*96.6
Technical Report Summary on Cauchari Lithium Brine Project, prepared by Marek Dworzanowski and Frederik Reidel, dated August 31, 2023 and amended November 15, 2023 (Exhibit 96.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A, filed on November 15, 2023)

*96.7
Technical Report Summary on James Bay Lithium Project, prepared by SLR Consulting (Canada) Ltd., Wave International Pty Ltd. and WSP Canada Inc., dated August 31, 2023 and amended October 30, 2023 (Exhibit 96.5 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A, filed on October 30, 2023)

97.1	Arcadium Lithium plc Financial Restatement Clawback Policy, effective as of January 4, 2024
101	Interactive Data File
104	Cover Page Interactive Data File
* Incorporated by reference
† Management contract or compensatory plan or arrangement
# Schedules to the Transaction Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.
ITEM 16.    FORM 10-K SUMMARY
Optional disclosure, not included in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ARCADIUM LITHIUM PLC
(Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves President, Chief Executive Officer and Director
Date: February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	President, Chief Executive Officer and Director	February 29, 2024
/S/ GILBERTO ANTONIAZZI Gilberto Antoniazzi	Vice President and Chief Financial Officer	February 29, 2024
/S/ RONALD STARK Ronald Stark	Chief Accounting Officer	February 29, 2024
/S/ PETER COLEMAN Peter Coleman	Chairman and Director	February 29, 2024
/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 29, 2024
/S/ ALAN FITZPATRICK Alan Fitzpatrick	Director	February 29, 2024
/S/ MICHAEL F. BARRY Michael F. Barry	Director	February 29, 2024
/S/ STEVEN T. MERKT Steven T. Merkt	Director	February 29, 2024
/S/ FLORENCIA HEREDIA Florencia Heredia	Director	February 29, 2024
/S/ CHRISTINA LAMPE-ÖNNERUD Christina Lampe-Önnerud	Director	February 29, 2024
/S/ PABLO MARCET Pablo Marcet	Director	February 29, 2024
/S/ LEANNE HEYWOOD Leanne Heywood	Director	February 29, 2024
/S/ FERNANDO ORIS DE ROA Fernando Oris de Roa	Director	February 29, 2024
/S/ JOHN TURNER John Turner	Director	February 29, 2024