Form 10-K/A
period 2023-12-31
Arcadium Lithium plc
filed 2024-04-01
CIK 1977303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Arcadium Lithium plc (the "Company") is filing this Amendment No. 1 on Form 10-K/A ("Amended 10-K") to its Annual Report on Form 10-K for the year ended December 31, 2023 ("Original 10-K") filed with the U.S. Securities and Exchange Commission ("SEC") on February 29, 2024 to include the annual financial statements and related notes of Nemaska Lithium, Inc. ("NLI") as at and for the fiscal year ended December 31, 2022, an unconsolidated joint venture as of December 31, 2022, in which we currently have a 50% ownership interest.
On October 18, 2023, we entered into an amendment to our shareholders agreement with NLI, and also amendments to certain related service agreements. The amendments to these agreements provide our subsidiary Québec Lithium Partners (UK) Limited ("QLP") with control of substantive participating rights, and as such, the Company began to consolidate NLI as of October 18, 2023. Nemaska Lithium, in which we continue to own a 50% equity interest, was previously accounted for using the equity method. Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50 percent-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20 percent for 10 percent, separate financial statements for such 50 percent-or-less-owned person shall be filed. NLI met the significant subsidiary test described above for fiscal year ended December 31, 2022. The Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the NLI audited financial statements for fiscal year ended December 31, 2022 and unaudited financial statements for the fiscal year ended December 31, 2021, each prepared in accordance with generally accepted accounting principles in the United States; (ii) the consent of the independent auditor of NLI; and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Exhibits

Exhibit No.	Exhibit Description
23.1	Consent of KPMG LLP
31.3	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements of Nemaska Lithium, Inc. for the year ended December 31, 2022
101	Interactive Data File
104	Cover Page Interactive Data File

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIUM LITHIUM PLC (Registrant)

By:	/S/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
Date: April 1, 2024