Form 10-K/A
period 2023-12-31
Arcadium Lithium plc
filed 2024-04-29
CIK 1977303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                  to                  .
Commission file number 001-38694

ARCADIUM LITHIUM PLC

Bailiwick of Jersey	98-1737136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Market Street, Suite 2550	Suite 12, Gateway Hub
Philadelphia, PA	Shannon Airport House
United States	Shannon, Co. Clare
19103	Ireland
V14 E370

(Address of principal executive offices) (Zip Code)
215-299-5900		353-1-6875238
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $1.00 per share	ALTM	New York Stock Exchange
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023, the last day of the registrant’s second fiscal quarter, was $4,896,548,501. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant. ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	January 31, 2024
Ordinary Shares, par value $1.00 per share	1,074,397,786

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On February 29, 2024, Arcadium Lithium plc (the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K was subsequently amended by Amendment No. 1 to the Original Form 10-K (the “Amendment No. 1”), which was filed with the SEC on April 1, 2024.

The Company was formed on January 4, 2024, at the closing of the merger of equals transaction between Livent Corporation (“Livent”) and Allkem Limited (“Allkem”). All references to periods prior to January 4, 2024 refer to Livent, the Company’s predecessor. The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2024 annual meeting of our stockholders within 120 days of December 31, 2023. Accordingly, we are filing this Amendment No. 2 to the Original Form 10-K (this “Amendment No. 2”) solely to:

•
amend Part III, Items 10 (Directors, Executive Officers And Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters), 13 (Certain Relationships And Related Transactions, And Director Independence) and 14 (Principal Accountant Fees And Services) of the Original Form 10-K to include the information required to be disclosed under such Items;

•
delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2024 annual meeting of our stockholders; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 2 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K or the Amendment No. 1, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 2 modifies and amends the Original Form 10-K and should be read in conjunction with the Original Form 10-K as amended by the Amendment No. 1. References to “this Annual Report” contained in this Amendment No. 2 refer to the Original Form 10-K, as modified and amended by the Amendment No. 1 and this Amendment No. 2. Capitalized terms not otherwise defined in this Amendment No. 2 have the meanings given to them in the Original Form 10-K. The term shareholder in relation to the Company means a member of the Company (as used in the Company's Articles of Association).

Arcadium Lithium plc
2023 Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information regarding the executive officers of the Company is set forth under “Information About Our Executive Officers” at the end of Part I of the Original Form 10-K.

Directors

All directors serve for a term ending at the next annual general meeting of shareholders following their appointment or the annual general meeting of shareholders at which they were elected, as applicable, and until their successors are elected and qualified, or until their earlier death, resignation, disqualification or removal. Vacancies on the Company’s board of directors (the “Board of Directors”) are filled by a majority of the directors then in office, even though fewer than a quorum, or by a sole remaining director. Any director appointed by the Board of Directors to fill a vacancy will hold office until the next annual general meeting of shareholders following his or her appointment.

The Board of Directors currently consists of 12 directors.

Each director was appointed to the Board of Directors on January 4, 2024 at the closing of the merger of equals transaction between Livent and Allkem forming the Company.

The professional experience, qualifications, skills and expertise of each director is set forth below.
MICHAEL F. BARRY
Age: 66 Director since: 2024
PRINCIPAL OCCUPATION:
Former Chief Executive Officer and President of Quaker Chemical Corporation d/b/a Quaker Houghton (“Quaker”) and Chairman of the Board of Quaker since 2009

Mr. Michael F. Barry, age 66, previously served as a director of Livent from 2018 to 2024. Mr. Barry held various leadership and executive positions of increasing responsibility after joining Quaker, a NYSE-listed industrial process fluids company, in 1998, including, in addition to his role as Chief Executive Officer and President from October 2008 to November 2021, Senior Vice President and Managing Director—North America from January 2006 to October 2008; Senior Vice President and Global Industry Leader—Metalworking and Coatings from July to December 2005; Vice President and Global Industry Leader—Industrial Metalworking and Coatings from January 2004 to June 2005; and Vice President and Chief Financial Officer from 1998 to August 2004.

OTHER BOARD EXPERIENCE:
Mr. Barry was also a member of the board of directors of Rogers Corporation, a NYSE listed specialty materials and components company, from which he retired in May 2020. Mr. Barry also served on the Board of Trustees of Drexel University.
QUALIFICATIONS:
Mr. Barry brings significant business experience from his senior executive positions in the global chemical industry, as well as valuable experience as a director of other public companies, to the Board of Directors.

PETER COLEMAN
Age: 64 Director since: 2024
PRINCIPAL OCCUPATION:
Chairman, Board of Directors

Mr. Peter Coleman, age 64, is the former Chair of the Allkem board of directors and served on the board from 2022 to 2024. Mr. Coleman is also the former Chief Executive Officer and Managing Director of Woodside Energy Group Limited (Australia’s largest independent gas producer) having served in that role from 2011 until his retirement in June 2021. Prior to joining Woodside, Mr. Coleman spent 27 years with the ExxonMobil group in a variety of roles, including Vice President—Asia Pacific from 2010 to 2011 and Vice President—Americas from 2008 to 2010. Since 2012, Mr. Coleman has been an adjunct professor of corporate strategy at the University of Western Australia Business School. He is the recipient of an Alumni Lifetime Achievement Award from Monash University and a Fellowship from the Australian Academy of Technological Sciences and Engineering.
Mr. Coleman has been awarded Honorary Doctoral degrees in Law and Engineering from Monash and Curtin Universities, respectively and was awarded the Heungin Medal for Diplomatic Service by the Republic of South Korea. Mr. Coleman holds a Bachelor of Engineering (Civil and Computing) and an MBA.
OTHER BOARD EXPERIENCE:
Mr. Coleman has been a director of Schlumberger N.V. (Schlumberger Limited) (a NYSE listed oilfield services company) since 2021, is a member of the Singapore Energy International Advisory Panel and has chaired the Australia Korea Foundation since 2016.

QUALIFICATIONS:
Mr. Coleman is an experienced executive who brings a wealth of corporate knowledge from the global energy sector to the Board of Directors.

ALAN FITZPATRICK

Age: 74 Director since: 2024
PRINCIPAL OCCUPATION:
Consultant and Owner of Alan Fitzpatrick Consulting since 2013

Mr. Alan Fitzpatrick, age 74, previously served as a director of Allkem from 2021 to 2024. Throughout his career, Mr. Fitzpatrick has held senior positions with BHP Group Limited (a public Australian multinational mining and metals company), Gold Fields Limited (a public South African gold mining company), Newmont Corporation (a public American gold mining company) and Bechtel Corporation (an engineering, construction and project management company).

OTHER BOARD EXPERIENCE:
Mr. Fitzpatrick previously served as a director of Galaxy Resources Limited (“Galaxy”) from 2019 until the merger of equals transaction between Orocobre Limited (“Orocobre”) and Galaxy, pursuant to an Australian members’ scheme of arrangement, which was implemented on August 25, 2021, that led to the formation of Allkem (the “Galaxy/Orocobre Merger”).
QUALIFICATIONS:
Mr. Fitzpatrick brings a wide range of knowledge and significant experience in the technical mining industry to the Board of Directors.

PAUL W. GRAVES

Age: 53 Director since: 2024
PRINCIPAL OCCUPATION:
President and Chief Executive Officer of the Company

Mr. Paul W. Graves, age 53, previously served as the President and Chief Executive Officer and as a director of Livent from 2018 to 2024. Before joining Livent, Mr. Graves served as Executive Vice President and Chief Financial Officer of FMC Corporation (“FMC”) from 2012 to 2018. Mr. Graves previously served as a managing director and partner in the Investment Banking Division at Goldman Sachs Group in Hong Kong and was the co-head of Natural Resources for Asia (excluding Japan). In that capacity, he was responsible for managing Goldman Sachs Group’s Pan-Asian Natural Resources Investment Banking business. Mr. Graves also served as Global Head of Chemical Investment Banking for Goldman Sachs, which he joined in 2000. Mr. Graves previously held finance and auditing roles of increasing responsibility at Ernst & Young, British Sky Broadcasting Group, ING Barings and J. Henry Schroder & Co.

OTHER BOARD EXPERIENCE:
Mr. Graves was a member of the board of directors of Lydall, Inc., a global provider of specialty filtration and advanced materials solutions, from April 2021 until October 2021. Mr. Graves previously served on the board of directors of the Farmers Business Network, a private independent agricultural tech and commerce platform, from April 2022 to October 2023 and the board of directors of Nemaska Lithium, a fully integrated lithium hydroxide development project located in Québec, Canada in which the Company owns an indirect interest of 50%, from February 2020 to February 2024.

QUALIFICATIONS:
Mr. Graves’s in-depth knowledge of the lithium business, his experience as FMC’s Chief Financial Officer and his financial expertise enables him to offer valuable insights to the Board of Directors.

FLORENCIA HEREDIA

Age: 57 Director since: 2024
PRINCIPAL OCCUPATION:
Senior partner of Allende & Brea since 2017

Ms. Florencia Heredia, age 57, previously served as a director of Allkem from 2021 to 2024. Ms. Heredia is currently a senior partner of Allende & Brea, an Argentine law firm, where she currently heads the energy and natural resources practice and co-heads the ESG and sustainability practice. Ms. Heredia has a long-standing experience of 31 years in the mining industry. Ms. Heredia regularly teaches courses in mining and environmental law topics at the Universidad Catolico de Cuyo, the Universidad Catolica Argentina and as guest lecturer at Dundee University. For the past 20 years, Ms. Heredia has been repeatedly cited as a leading practitioner in Natural Resources law by, among others, Chambers & Partners, Who’s Who Legal and Legal 500 including being named “Mining Lawyer of the Year” in 2013, 2015, 2016, 2018, 2019, 2020 and 2021.

OTHER BOARD EXPERIENCE:
Ms. Heredia previously served as a director of Galaxy from 2018 until the Galaxy/Orocobre Merger. Ms. Heredia serves as Chair of SEERIL (Section of Energy, Environment, Natural Resources and Infrastructure Law) of the International Bar Association, has been a Trustee and Secretary of the Board to the Foundation of Natural Resources and Energy Law (former Rocky Mountain Mineral Law Foundation) and is a member of the International Affairs Committee of PDAC (Prospectors and Developers Association of Canada), the Argentinean-Canadian Chamber of Commerce and the Board of the Argentinean-British Chamber of Commerce, the Executive Committee of the International Women Forum (Argentinean Chapter) and the Academic Board of RADHEM in Argentina. She has also been a member of the Advisory Board to the Law School of Universidad Torcuato di Tella in Argentina since 2018.

QUALIFICATIONS:
Ms. Heredia brings extensive experience advising financial institutions and companies in complex mining transactions to the Board of Directors.

LEANNE HEYWOOD

Age: 59 Director since: 2024
PRINCIPAL OCCUPATION:
Former senior position at Rio Tinto Group

Ms. Leanne Heywood OAM (Order of Australia Medal), age 59, previously served as a director of Allkem from 2016 to 2024. Ms. Heywood previously held a senior position at Rio Tinto Group, from 2005 to 2015. Ms. Heywood’s experience includes strategic marketing, business finance (as Fellow of CPA Australia) and compliance and she has led organizational restructurings, dispositions and acquisitions. Additionally, Ms. Heywood has deep experience in international customer relationship management, stakeholder management (including with respect to governments and investment partners) and executive leadership in Asia, the Americas and Europe.

OTHER BOARD EXPERIENCE:
Since 2019, Ms. Heywood has been a director of two companies listed only in Australia that are not U.S. public companies: Midway Limited (a company processing and exporting woodfibre) and Quickstep Holdings Limited (a company developing and manufacturing defense technology). Ms. Heywood previously served as a director of Orocobre Limited until 2021 and as a director of Symbio Holdings Limited until February 2024.

QUALIFICATIONS:
Ms. Heywood is an experienced board member who brings significant corporate, financial and compliance experience in the mining sector to the Board of Directors.

CHRISTINA LAMPE-ÖNNERUD

Age: 57 Director since: 2024
PRINCIPAL OCCUPATION:
Founder, Chairperson and Chief Executive Officer of Cadenza Innovation, Inc. since 2012

Dr. Christina Lampe-Önnerud, age 57, previously served as a director of Livent from 2020 to 2024. Dr. Lampe-Önnerud is an internationally recognized expert on lithium-ion batteries for EVs and energy storage. She currently serves as Founder, Chairperson and Chief Executive Officer of Cadenza Innovation, Inc., a private lithium-ion battery technology provider, having served in those positions since 2012. She previously founded Boston-Power, Inc., a private global lithium-ion battery manufacturer (“Boston-Power”), where she served as Chairperson and Chief Executive Officer. She has also held a senior executive position at hedge fund firm Bridgewater Associates, LP and served as director and partner in the Technology and Innovation Practice at innovation and management consulting firm, Arthur D. Little, Inc. Dr. Lampe-Önnerud also serves as Co-Chair of Li-Bridge, a U.S. Department of Energy initiative to accelerate the development of a robust and secure supply chain for lithium-based batteries.

OTHER BOARD EXPERIENCE:
In addition to her role as Chairperson for Cadenza Innovation’s board of directors, Dr. Lampe-Önnerud serves on the board of directors of ON Semiconductor Corporation (also known as onsemi), a semiconductor supplier company listed on the Nasdaq Global Market (“Nasdaq”), and the board of directors of the New York Battery and Energy Storage Technology Consortium, a private not-for-profit industry trade association. She previously served on the boards of directors for FuelCell Energy, Inc., a Nasdaq listed public fuel cell company, from 2018 to 2019, Syrah Resources Limited, an ASX listed industrial minerals and technology company, from 2016 until 2019, and Boston-Power from 2005 until 2012.
QUALIFICATIONS:
Renowned for her pioneering work in developing and commercializing lithium-ion batteries, Dr. Lampe-Önnerud holds more than 80 patents. She is a two-time World Economic Forum Technology Pioneer winner, an organization for which she co-chaired its Global Futures Council on Energy Technologies. She has served as an advisor to the United Nations, is a member of Sweden’s Royal Academy of Engineering Sciences and serves on MIT’s Visiting Committee for the Chemistry Department. Dr. Lampe-Önnerud’s lithium-ion battery industry experience and her executive positions at technology-based businesses makes her a significant contributor to the Board of Directors.

PABLO MARCET

Age: 60 Director since: 2024
PRINCIPAL OCCUPATION:
Founder of Geo Logic S.A., and President since 2003
Executive Director of Piche Resources Ltd. since 2024

Mr. Pablo Marcet, age 60, previously served as a director of Livent from 2020 to 2024. He is the founder of Geo Logic S.A., a private management consulting company that services the mining sector, and has served as President since 2003. In addition, Mr. Marcet currently serves as an executive director of Piche Resources Ltd., a mineral exploration company, a position he has held since March 2024. He has also served as the President and Chief Executive Officer of Waymar Resources Limited, a private Canadian mineral exploration company, from 2010 to 2014, until its acquisition by Orosur Mining Inc. Prior to this, Mr. Marcet served as President, Subsidiaries and Operations, Argentina, of Northern Orion Resources Inc., a private copper and gold producer, from 2003 until 2007, and held senior roles with BHP Billiton, an Australian multinational mining, metals and natural gas petroleum company, from 1988 until 2003.

OTHER BOARD EXPERIENCE:
Mr. Marcet previously served on the board of directors of St. George’s College and was a member of the board of directors of U3O8 Corp. (recently renamed as Green Shift Commodities Ltd.), a former private uranium and battery commodities company that was previously listed on Canada’s TSX Venture Exchange (“TSXV”), from 2011 until August 2020; Esrey Resources Ltd., a private metal extraction company that was previously listed on the TSXV, from 2017 until 2020; Barrick Gold Corporation, a NYSE-listed gold and copper mining company, from 2016 until 2019; Orosur Mining Inc., a TSXV-listed minerals exploration and development company, from 2014 until 2016; and Waymar Resources Limited from 2010 until 2014.

QUALIFICATIONS:
Mr. Marcet brings valuable knowledge of the mining industry in Latin America, and particularly in Argentina, to the Board of Directors.

STEVEN T. MERKT

Age: 56 Director since: 2024
PRINCIPAL OCCUPATION:
President of the Transportation Solutions segment at TE Connectivity Ltd. (“TE”) since 2012

Mr. Steven T. Merkt, age 56, previously served as a director of Livent from 2018 to 2024. Since August 2012, Mr. Merkt has been the President of the Transportation Solutions segment at TE, a NYSE listed company and one of the world’s largest suppliers of connectivity and sensor solutions to the automotive and commercial vehicle marketplaces. Before August 2012, Mr. Merkt was President of TE’s Automotive business. Since joining TE in 1989, Mr. Merkt has held various leadership positions in general management, operations, engineering, marketing, supply chain and new product launches.

OTHER BOARD EXPERIENCE:
Mr. Merkt is also a member of the board of directors of the Isonoma Foundation, a foundation whose mission is to help diminish disparities in healthcare, housing and education in the Philadelphia and Harrisburg regions of Pennsylvania.

QUALIFICATIONS:
Mr. Merkt’s experience, particularly in the automotive and commercial vehicle sectors, makes him a valuable contributor to the Board of Directors.

FERNANDO ORIS DE ROA

Age: 71 Director since: 2024
PRINCIPAL OCCUPATION:
Former Ambassador of Argentina to the United States

Mr. Fernando Oris de Roa, age 71, previously served as a director of Allkem from 2010 to 2024. Mr. Oris de Roa previously served as Ambassador of Argentina to the United States in 2018 and 2019. Mr. Oris de Roa is a highly successful business leader with a history of developing and operating large enterprises within Argentina and a reputation for upholding integrity and social responsibility in his business practices. Mr. Oris de Roa holds a Masters Degree from the Harvard Kennedy School of Government.

OTHER BOARD EXPERIENCE:
Mr. Oris de Roa previously served as a director of Orocobre Limited from 2010 until the Galaxy/Orocobre Merger.

QUALIFICATIONS:
Mr. Oris de Roa brings valuable corporate experience and Argentine political perspectives to the Board of Directors.

ROBERT C. PALLASH

Age: 73 Director since: 2024
PRINCIPAL OCCUPATION:
Retired President, Global Customer Group and Senior Vice President of Visteon Corporation (“Visteon”)

Mr. Robert C. Pallash, age 73, previously served as a director of Livent from 2018 to 2024. From January 2008 to December 2013, Mr. Pallash served as President, Global Customer Group and Senior Vice President of Visteon, a Nasdaq listed automotive parts manufacturer, and he retired from such positions in December 2013. Prior to becoming President, Global Customer Group, from August 2005 to January 2008, Mr. Pallash served as Senior Vice President, Asia Customer Group for Visteon. He joined Visteon in September 2001 as Vice President, Asia Pacific. Prior to joining Visteon, Mr. Pallash served as President of TRW Automotive Japan, a private automotive part manufacturer, beginning in 1999.

OTHER BOARD EXPERIENCE:
Mr. Pallash has served as a member of the board of directors of FMC since 2008, and previously served on the board of directors of Halia Climate Controls, a majority-owned subsidiary of Visteon, in South Korea until December 2013.

QUALIFICATIONS:
Mr. Pallash’s international experience, particularly in Asia, which is a critical region for lithium and the broader energy storage supply chain, as well as his automotive industry experience enables him to bring significant value as a member of the Board of Directors.

JOHN TURNER

Age: 62 Director since: 2024
PRINCIPAL OCCUPATION:
Partner of Fasken Martineau DuMoulin LLP (“Fasken”) since 1997

Mr. John Turner, age 62, previously served as a director of Allkem from 2021 to 2024. Mr. Turner is currently a partner of Fasken, a law firm with offices in Canada, the UK, South Africa and China, and is currently the leader of the Global Mining Group and Chair of the Capital Markets and Mergers and Acquisitions Group. Mr. Turner has been involved in many of the leading corporate finance and merger and acquisition deals in the resources sector.

OTHER BOARD EXPERIENCE:
Mr. Turner previously served as a director of Galaxy from 2017 until the Galaxy/Orocobre Merger. Mr. Turner has also been the non-executive Chairman of GoGold Resources, Inc., a TSX-listed gold and silver mining company, since 2019.

QUALIFICATIONS:
Mr. Turner brings significant corporate, legal and transactional experience in the mining sector to the Board of Directors.

Committees of the Board of Directors

The Board of Directors has four standing Committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Sustainability Committee.
Audit Committee

The Board of Directors has adopted a written charter that outlines the duties of the Audit Committee, including conducting an annual self-assessment. A current copy of the Charter is posted on the Company’s website located at www.arcadiumlithium.com. The principal duties of this Committee, among other things, include:

•
reviewing the annual audited financial statements prior to the filing of the Company’s Form 10-K, and recommending to the Board of Directors whether the audited financial statements should be included in the Company’s Form 10-K;

•	reviewing the quarterly financial statements prior to the filing of the Company’s Form 10-Q;

•	reviewing with management the Company’s earnings press releases;

•	discussing with management, including the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures and internal controls over financial reporting;

•	selecting an independent registered public accounting firm and evaluating its qualifications, performance and independence;

•	pre-approving audit and permitted non-audit services provided by the independent registered public accounting firm; and

•	evaluating the performance, responsibilities budget and staffing of the Company’s internal audit function.

Members: Ms. Heywood (Chair), Mr. Barry, Mr. Merkt and Mr. Oris de Roa. The Board of Directors has determined that each member of the Audit Committee (i) is “independent” as defined by SEC and NYSE rules, (ii) meets the SEC requirements for an “audit committee financial expert,” and (iii) is “financially literate” as required by the NYSE. No Audit Committee member currently sits on the audit committee of more than three public companies.

Compensation Committee

The Board of Directors has adopted a written charter that outlines the duties of the Compensation Committee, including conducting an annual self-assessment. A current copy of the Charter is posted on the Company’s website located at www.arcadiumlithium.com. The principal duties of this Committee, among other things, include:

•	reviewing and approving executive compensation policies and practices and establishing total compensation for the Chief Executive Officer, among other officers;

•	reviewing annually the Company’s compensation policies and practices;

•	reviewing the terms of employment agreements, severance agreements, change in control protections and other compensatory arrangements for the Company’s executive officers;

•	monitoring the Company’s environmental, social and governance practices related to human capital management, including those relating to diversity, equity and inclusion initiatives;

•	recommending to the Board of Directors the Company’s submissions to shareholders on executive compensation matters and assessing the results of such votes; and

•	reviewing executive stock ownership guidelines and overseeing clawback, hedging, and pledging policies.

Members: Mr. Turner (Chair), Mr. Barry, Mr. Marcet and Mr. Oris de Roa. The Board of Directors has determined that each member of the Compensation Committee is independent as defined by NYSE rules.

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written charter that outlines the duties of the Nominating and Corporate Governance Committee, including conducting an annual self-assessment. A current copy of the Charter is posted on the Company’s website located at www.arcadiumlithium.com. The principal duties of this Committee, among other things, include:

•	reviewing and recommending director candidates;

•	recommending the number, function, composition and Chairs of the Board of Directors’ committees;

•	overseeing corporate governance, including an annual review of governance guidelines;

•	overseeing director compensation;

•	overseeing Board of Directors and committee evaluation procedures; and

•	determining director independence.

Members: Mr. Merkt (Chair), Mr. Coleman, Mr. Fitzpatrick and Mr. Pallash. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent as defined by NYSE rules.

Sustainability Committee

The Board of Directors has adopted a written charter that outlines the duties of the Sustainability Committee, including conducting an annual self-assessment. A current copy of the Charter is posted on the Company’s website located at www.arcadiumlithium.com. The principal duties of this Committee, among other things, include:

•	reviewing and overseeing employee and contractor occupational safety and health, and process safety programs;

•	monitoring environmental performance and risk mitigation programs;

•	monitoring corporate social responsibility programs;

•	reviewing sustainability disclosures;

•	monitoring audits and assurance of sustainability data and data collection methodology; and

•	reviewing and overseeing sustainability management systems.

Members: Mr. Pallash (Chair), Mr. Fitzpatrick, Ms. Heredia, Ms. Heywood, Ms. Lampe-Önnerud and Mr. Marcet.

Code of Ethics and Business Conduct Policy

The Company has a Code of Ethics and Business Conduct policy that applies to the Company, its subsidiaries and all other entities that in each case are directly or indirectly controlled or managed by the Company and the employees, officers, directors and contractors of these entities (to the extent applicable to their work for the Company). It is posted on the Company’s website at www.arcadiumlithium.com.

The Company intends to post any amendments to, or waivers from, the policy required to be disclosed by either SEC or NYSE regulations on the Company’s website at www.arcadiumlithium.com.

Director Recommendation Process

The Nominating and Corporate Governance Committee is responsible for, among other things, considering, selecting and recommending to the Board of Directors candidates qualified to become members of the Board of Directors. An executive search firm may also be utilized to identify qualified candidates for consideration. The Nominating and Corporate Governance Committee evaluates candidates based on the qualifications for directors described in the Corporate Governance Guidelines. The Nominating and Corporate Governance Committee then presents qualified candidates to the Board of Directors for consideration and selection. The Nominating and Corporate Governance Committee will consider recommendations for membership on the Board of Directors from shareholders or other interested parties. Recommendations may be submitted to the Board of Directors by writing to the Company Secretary and must be accompanied by a complete description of the nominee’s qualifications for the directorship, experience and background.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2023, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% shareholders were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Subsequent to the end of 2023, on January 4, 2024, Livent and Allkem, completed an all-stock merger of equals. The Company, the combined new company, is one of the largest integrated producers of lithium chemicals in the world, with roughly $2.0 billion of combined pro forma revenue in 2023 and a team of approximately 2,400 employees. As a result of the merger, the Company became the successor issuer to Livent pursuant to SEC rules.
In accordance with SEC rules, this Compensation Discussion and Analysis (“CD&A”) describes the philosophy, objectives, process, components and additional aspects of the 2023 executive compensation program of Livent, the predecessor SEC-registered issuer to the Company. Because the merger was completed after December 31, 2023, this CD&A does not describe any of the compensation arrangements for the Company or the Company’s executive officers. This CD&A is intended to be read in conjunction with the tables that immediately follow this section, which provide further historical compensation information for the following named executive officers (“NEOs”), who were the sole executive officers of Livent in 2023:

Name	Title at Livent
Paul W. Graves	President and Chief Executive Officer
Gilberto Antoniazzi	Vice President, Chief Financial Officer and Treasurer
Sara Ponessa	Vice President, General Counsel and Secretary

This CD&A also discusses decisions of Livent’s Compensation and Organization Committee (the “Livent Committee”) regarding the compensation paid to the NEOs in 2023. During 2023, the members of the Livent Committee were G. Peter D’Aloia (Chair), Michael F. Barry, Pierre Brondeau and Pablo Marcet.
QUICK CD&A REFERENCE GUIDE

Executive Summary	Section I
Compensation Philosophy	Section II
Compensation Determination Process	Section III
Compensation Program Components	Section IV
Additional Compensation Policies and Practices	Section V

I.	EXECUTIVE SUMMARY

OVERVIEW
The primary objectives of Livent’s executive compensation program were to:
•	Link pay to performance over both the short and long terms;
•	Align executive officers’ interests with those of Livent and Livent’s stockholders over the long term, generally through the use of equity as a significant component;
•	Establish components of the program that were consistent with Livent’s business strategy and objectives;
•	Provide market compensation to attract, motivate and retain executive talent; and
•	Achieve all objectives in ways that incorporate due consideration of risk.

In light of these objectives, Livent’s compensation plans were designed to reward executive officers for generating performance that achieves Livent and individual goals, and for increasing shareholder returns. When Livent fell short of achieving company and individual goals, Livent’s executive officers’ compensation reflected that performance accordingly.

2023 SELECT BUSINESS RESULTS FOR LIVENT

Livent achieved strong year-over-year Revenue, Adjusted EBITDA and margin growth following record 2022 financial results. Livent also made progress on multiple expansion projects related to extracting and processing lithium materials, and, after year-end, completed the merger with Allkem in January 2024 to create a leading global lithium chemicals producer.

Revenue
•
Revenue was $882.5 million, an increase of $69.3 million versus 2022, primarily due to the favorable impact of higher pricing mainly driven by lithium hydroxide sales, partially offset by a net unfavorable volume impact, with a decrease in butyllithium sales volumes offset by favorable lithium carbonate and lithium hydroxide sales volumes.

Net Income

•
Net income was $330.1 million, an increase of $56.6 million compared to the 2022 amount of $273.5 million, primarily due to higher gross margin and an increase in the gain from the sale of Argentina Sovereign U.S. dollar-denominated bonds partially offset by higher restructuring and other charges, which were driven by an increase from transaction-related fees for the merger with Allkem.

Adjusted EBITDA

•
Adjusted EBITDA was $502.5 million, compared to the 2022 amount of $366.7 million, primarily due to the favorable impact of higher pricing, which was driven by lithium hydroxide, and a favorable mix of raw material costs, partially offset by higher selling, general and administration costs. (For the purpose of the 2023 annual incentive plan, the Livent Committee modified Adjusted EBITDA modestly, as described below under “Notable Aspects of Livent’s 2023 Executive Compensation Program”.)

EBITDA is defined as net income plus interest expense, net income tax expense, and depreciation and amortization.
Adjusted EBITDA is defined as EBITDA adjusted for Argentina remeasurement losses, restructuring and other charges, separation-related costs, COVID-19 related costs and other non-recurring losses/(gains).
For a reconciliation of Adjusted EBITDA to the nearest GAAP measure, see the section captioned “Results of Operations — Years Ended December 31, 2023 and 2022” in this Annual Report.

NOTABLE ASPECTS OF LIVENT’S 2023 EXECUTIVE COMPENSATION PROGRAM

The Livent Committee took the following actions with respect to 2023 executive compensation, each as described in more detail under “Compensation Program Components,” below.
Base Salaries

The Livent Committee adjusted annual base salaries for its NEOs to maintain market competitive pay, as determined by reference to comparable positions at the peer group companies.

Annual Cash Incentive Plan

The Livent annual cash incentive plan was comprised of company and individual performance metrics.

For the company component (80% of the annual incentive opportunity), the performance metrics were Adjusted EBITDA (weighted 60%) and key operational goals related to delivery of two expansion projects (weighted 20%).

The Livent Committee used an Adjusted EBITDA measure in order to focus executive officers on the critical strategic priority of achieving and improving operating profitability. The Livent Committee set the target at a level that it believed to be challenging and rigorous. Specifically, the Livent Committee set the target for Adjusted EBITDA significantly higher than the 2022 actual result. The Livent Committee also again included two goals related to expanding Livent’s production capacity which, as described below, focused on the development and expansion of carbonate production capacity in Argentina and the production of lithium hydroxide in North Carolina.

Immediately prior to the closing of the merger with Allkem, the Livent Committee determined the level of company performance relative to the annual incentive goals. The Livent Committee modified Adjusted EBITDA for annual incentive plan purposes modestly from $502.5 million to $504 million to remove the effects of foreign exchange rate fluctuations versus rates assumed in the budget and by adjusting certain costs associated with the ramp up and commissioning activities of the two expansion facilities in Bessemer City and Argentina if higher or lower than assumed in the budget. Based on this financial result, the Livent Committee determined that:
•
Livent’s Adjusted EBITDA, which represented 60% of the Company Measures, was achieved at 85% of target, yielding a 0.45 achievement level. In light of market pricing conditions, and the Board’s related strategic considerations surrounding the timing of expansion project operations commencement, the Livent Committee adjusted the achievement rating modestly from 0.45 to 0.50 to account for the decision that was in the best interest of shareholders but that nevertheless affected results.

•
On the delivery of expansion goals, which represented 20% of the Company Measures, Livent achieved: 0.96 with respect to the Argentina Expansion and 0.80 with respect to the North Carolina Expansion, yielding a combined 0.92 achievement level.

•	Combined, the overall achievement level for Company Measures was 0.60.

For the individual component, which represented 20% of the total opportunity, the targets, achievements, and payouts of the NEOs varied, but were earned at a rating of 1.5 (on a rating scale of 0.0 to 2.0, where 1.0 is the target).
Long-Term Incentives

In the first quarter of 2023, the Livent Committee again granted the NEOs performance-based restricted stock units (“PSUs”), options, and time-based restricted stock units (“RSUs”). The PSUs used relative TSR as a metric for the 2023-25 performance period. The Livent Committee allocated 25% of the long-term incentive equity opportunity to the relative TSR PSUs. The other elements of the 2023 long-term incentives consisted of 25% stock options and 50% RSUs. Pursuant to the Transaction Agreement, the outstanding equity awards held by NEOs were treated as follows:
•	Stock options were assumed by the Company and converted to equivalent awards with respect to Company stock and remain subject to the same terms and conditions.

•
Time-based RSUs were assumed by the Company, with a pro rata portion vesting in Company shares following such assumption, and with the unvested portion converted to equivalent awards with respect to Company stock and remaining subject to the same terms and conditions.

•	PSUs fully vested at target. The vesting of the PSUs was accelerated from January 4, 2024, the closing of the merger, to December 22, 2023.

2023 LIVENT SAY ON PAY VOTE

At the 2023 annual meeting of Livent’s stockholders, Livent’s stockholders approved the compensation of NEOs on an advisory basis, with approximately 86.6% of the votes cast “For” such approval. The Livent Committee interpreted stockholder approval of the executive compensation program at such a level as indicating that a substantial majority of stockholders viewed Livent’s executive compensation program, plan design and governance as continuing to be well aligned with stockholder interests, their investor experience and business outcomes.

To ensure investor views were incorporated into the planning process, Livent engaged with stockholders on an ongoing basis to gather their perspectives. Through this stockholder outreach, Livent established important feedback channels that served as a valuable resource for ongoing input from Livent stockholders.

II.	COMPENSATION PHILOSOPHY

Pay-for-performance: Livent’s program was designed to motivate its executive officers to achieve goals by closely linking their performance and Livent’s performance to the compensation they receive. As such, a significant portion of the total compensation of its executive officers was based on measures that supported Livent goals, as well as on the executive officer’s individual performance. To tighten this link, Livent defined clear and measurable quantitative and qualitative objectives that, in combination, were designed to improve Livent’s results and returns to stockholders.

Alignment of executive officers’ interests with those of Livent and its stockholders: A significant portion of Livent’s executive officers’ overall compensation was in the form of equity-based compensation. Livent used equity as the form for long-term incentive opportunities in order to motivate and reward executive officers to (i) achieve multiyear strategic goals and (ii) deliver sustained long-term value to stockholders. Using equity for long-term incentives creates strong alignment between the interests of executive officers and those of stockholders, as it provides executive officers with a common interest with stockholders in stock price performance and it fosters an ownership culture among executive officers by making them stockholders with a personal stake in the value they are being motivated to create.

Provide market competitive pay to attract and retain talent: Livent had to compete in the market for executive talent. Livent sought executive officers and managers to lead the business and carry out the strategy who have diverse experience, expertise, capabilities and backgrounds. In recruiting executive officers and determining competitive pay levels, Livent referenced the market median amounts and compensation structures of executive officers of the companies in Livent’s peer group and as shown in general industry surveys. Executive officers’ total compensation may deviate from the level referenced in the peer group or surveys in order to attract or retain certain individuals or reflect their respective characteristics or performance.

Risk management: While Livent designed the executive compensation program to create incentives for executive officers to deliver high performance. Livent also simultaneously sought to minimize risk by striving to reduce undue pressure on, or incentives for, executive officers to take excessive risks to achieve goals and receive rewards. Livent sought to include mechanisms intended to mitigate such risk, including (i) placing maximum limits on short- and long-term incentive pay-outs and awards; (ii) measuring performance using key performance indicators that by design have lower potential to promote excessive risk-taking; (iii) utilizing a mix of equity vehicles with longer term vesting; (iv) requiring clawback of compensation payments under certain plans or in certain circumstances; and (v) maintaining executive officer stock ownership guidelines. The Livent Committee determined that its compensation policies and programs did not give rise to inappropriate risk taking or risks that were reasonably likely to have a material adverse effect on Livent.
COMPENSATION PROGRAM GOVERNANCE

Livent assessed the effectiveness of the executive compensation program from time to time and reviewed risk mitigation and governance matters, which included the following best practices:

What We Do
☑	Pay for Performance	The majority of total executive compensation opportunity was variable and at-risk.
☑	Independent Compensation Consultant	Engaged an independent compensation consultant to provide information and advice for use in the Livent Committee’s decision-making.
☑	Clawback
Incentive compensation subject to clawback if Livent restated its financials due to material non-compliance with a financial reporting requirement.
Equity awards could also be clawed back if a participant engaged in serious misconduct, was terminated for cause, or competed with Livent.

☑	Stock Ownership Guidelines	Adopted guidelines for executive officers to maintain meaningful levels of stock ownership.
☑	Cap Bonus Payouts and Equity Grants	Annual incentive plan and equity awards had upper limits on the amounts of cash and equity that may be earned.
☑	Double Trigger Change-in-Control Severance
Livent entered into agreements with NEOs that provide certain financial benefits if there was both a change in control and termination of employment (a “double trigger”). A change in control alone did not trigger severance pay.

What We Don’t Do
☒	No Repricing of Underwater Stock Options	The equity plan expressly prohibited repricing of stock options or exchanges of underwater stock options without shareholder approval.
☒	No Excessive Perks	Did not provide large perquisites to executive officers.
☒	No Excise Tax Gross-Ups	Did not provide excise tax gross-ups on change-in-control payments.
☒	No hedging or pledging of Company shares	Did not permit executive officers and directors to pledge or hedge their shares.

III.	COMPENSATION DETERMINATION PROCESS

ROLE OF THE COMMITTEE

The Livent Committee established the compensation philosophy and objectives, determined the structure, components and other elements of executive compensation, and reviewed and approved the compensation of the NEOs or recommended it for approval by the Board of Directors.

The Livent Committee structured the executive compensation program to accomplish articulated compensation objectives in light of the compensation philosophy described above.

In accordance with its charter, the Livent Committee established total compensation for the CEO (generally at its February meeting). The Livent Committee reviewed and evaluated the performance of the CEO and developed base salary and incentive compensation recommendations. The CEO did not play any role with respect to any matter affecting his own compensation and was not present when the Livent Committee discussed and formulated their recommendation for his compensation.

With the input of the CEO, the Livent Committee also established the compensation for all the other executive officers. As part of this process, the CEO evaluated the market competitiveness of the various components of compensation and the performance of the other executive officers annually and made recommendations to the Livent Committee in February regarding the compensation of each executive officer. The CEO’s input was particularly important in connection with base salary adjustments and the determination of each executive officer’s individual goals under the annual incentive plan. The Livent Committee gave significant weight to the CEO’s recommendations in light of his greater familiarity with the day-to-day performance of his direct reports and the importance of incentive compensation in driving the execution of managerial initiatives developed and led by the CEO. Nevertheless, the Livent Committee or the Board made the ultimate determination regarding the compensation for the executive officers.
Pursuant to its charter, the Livent Committee was permitted to delegate its authority to subcommittees, other than any power or authority required by law or stock exchange requirements to be exercised by the Livent Board of Directors or the Livent Committee.
ROLE OF THE INDEPENDENT COMPENSATION CONSULTANT

The Livent Committee recognized the importance of obtaining objective, independent expertise and advice in carrying out its responsibilities. The Livent Committee had the power to retain an independent compensation consultant to assist it in the performance of its duties and responsibilities.

The Livent Committee retained Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), as its independent compensation consultant. Aon reported directly to the Livent Committee, and the Livent Committee had the sole authority to retain, terminate and obtain the advice of Aon at Livent’s expense. The Livent Committee selected Aon as its consultant because of the firm’s expertise and experience.

The Livent Committee worked with Aon to: (i) assess the executive compensation objectives and components; (ii) review considerations, market practices, and trends related to short-term annual incentive plans and long-term equity and other incentive plans; (iii) collect comparative compensation levels for each of the executive officer positions, as needed; and (iv) review the equity compensation strategy.

While the Livent Committee took into consideration the review and recommendations of Aon when making decisions about the executive compensation program, ultimately, the Livent Committee made its own independent decisions about compensation matters.

The Livent Committee assessed the independence of Aon pursuant to SEC and NYSE rules. In doing so, the Livent Committee considered each of the factors set forth by the SEC and the NYSE with respect to a compensation consultant’s independence. The Livent Committee also considered the nature and amount of work performed for the Livent Committee and the fees paid for those services in relation to the firm’s total revenues. Based on its consideration of the foregoing and other relevant factors, the Livent Committee concluded that there were no conflicts of interest, and that Aon is independent.

For 2023, in determining the independence of Aon, the Livent Committee considered independence in light of the independence factors set forth in the SEC rules and NYSE listing standards. In total, fees paid to Aon during 2023 for services not related to Aon’s work with the Livent Committee, such as global commercial risk brokerage services, were approximately $898,148. The engagement of Aon to performance such other services was recommended by management and was reviewed by the Livent Committee, including as part of its review of Aon’s independence. Fees paid to Aon during 2023 for services related to recommending the amount and form of executive and director compensation were approximately $588,764.
In terms of assessing independence, the Livent Committee also gave credit to the safeguards that Aon’s executive compensation practice has put in place to maintain its independence. The Livent Committee also considered that no business or personal relationships exist between any members of the consultants’ teams advising the Company on the one hand, and the Company, any members of the Livent Committee or any executive officers on the other hand, other than in connection with the services provided. Therefore, the Livent Committee has concluded that Aon is independent, as no conflict of interest exists between Aon and the Company.

EXECUTIVE COMPENSATION COMPETITIVE MARKET INFORMATION

In making determinations about executive compensation, the Livent Committee believed that obtaining relevant market data was important, because it served as a reference point for making decisions and provided very helpful context. When making decisions about the structure and component mix of the executive compensation program, the Livent Committee considered the structure and components of, and the amounts paid under, the executive compensation programs of other comparable peer companies, as derived from public filings and other sources.

The Livent Committee, with the assistance of Aon, its independent compensation consultant, developed a peer group in 2022 for purposes of 2023 compensation. The criteria used to determine the peer group included: companies in the chemicals sector traded on U.S. exchanges; revenue in the range of 1/3 to 3 times Livent’s revenue; market capitalization in the range of 1/3 to 3 times Livent’s market capitalization; and primarily in the specialty chemicals industry with additional revenues from outside the U.S.

Based on these criteria and considerations, the peer group selected for decisions relating to 2023 executive compensation, as approved by the Livent Committee, consisted of the following 21 companies:

Albemarle Corporation (ALB)*	CVR Partners, LP(UAN)	Innospec Inc. (IOSP)
American Vanguard Corporation (AVD)	Ecovyst Inc. (ECVT)	Intrepid Potash, Inc. (IPI)
Amyris, Inc. (AMRS)	Element Solutions Inc. (ESI)*	Mineral Technologies, Inc. (MTX)*
Ashland Inc. (ASH)*	FutureFuel Corporation (FF)	Quaker Chemical Corporation (KWR)
Balchem Corporation (BCPC)	GCP Applied Technologies, Inc. (GCP)	Sensient Technologies Corporation (SXT)
Chase Corporation (CCF)	Hawkins, Inc. (HW KN)	Sisecam Resources LP (SIRE)
Compass Minerals International, Inc. (CMP)	Ingevity Corporation (NGVT)	Tredegar Corporation (TG)

*New peer for 2023 peer group. Albemarle Corporation, Ashland Inc., Element Solutions Inc. and Mineral Technologies, Inc. met the peer group criteria and therefore were added for 2023. Kraton Corporation and Trecora Resources, who were included in the peer group for 2022, were removed for purposes of the 2023 peer group as they no longer met the applicable criteria.

	Market Cap ($mm)	Revenue ($mm)
Peers
25th percentile	$669.0	$590.2
Median	$1,313.5	$878.2
75th percentile	$2,463.3	$1,616.2
Livent Corporation	$3,724.4	$472.2
Rank	83rd%	18th%

In addition to the criteria above, the Livent Committee also referenced general and specific industry surveys from other sources. The Livent Committee determined that the appropriate market reference continued to be the 50th percentile. The market data are used as a reference point and to provide information on the range of competitive pay levels and current compensation practices in Livent’s industry.

The Livent Committee believed that the compensation practices of the peer group provided it with appropriate compensation reference points for evaluating the 2023 compensation of the NEOs. Consistent with best practices for corporate governance, the Livent Committee historically reviewed the peer group annually.

IV.	COMPENSATION PROGRAM COMPONENTS

2023 COMPONENTS IN GENERAL

The Livent Committee selected the components of compensation set forth in the chart below to achieve Livent’s executive compensation program objectives. The Livent Committee regularly reviewed all components of the program to verify that each executive officer’s total compensation was consistent with the compensation philosophy and objectives and that the component was serving a purpose in supporting the execution of the strategy. Taking into consideration the 2023 grants of equity to the CEO and other NEOs, the majority of each executive officer’s compensation was variable and at-risk.

Long-term incentive equity awards are prospective in nature and intended to tie a substantial portion of an executive’s pay to creating long-term stockholder value. The Livent Committee structured the 2023 long-term incentive opportunity with PSUs, stock options and RSUs in order to motivate executive officers to achieve multi-year strategic goals and deliver sustained long-term value to stockholders, and to reward them for doing so.

Element	Description	Additional Detail
Base Salary	Fixed cash compensation. Determined based on each executive officer’s role, individual skills, experience, performance, and external market value.	Base salaries are intended to provide stable compensation to executive officers, allow Livent to attract and retain skilled executive talent and maintain a stable leadership team.
Short-Term Incentives: Annual Cash Incentive Opportunities
Variable cash compensation based on the level of achievement of pre-determined annual corporate and individual goals.

80% of the award is based on corporate objectives and 20% is based on individual measures.

For the corporate objectives and individual measures, cash incentives are capped at a maximum of 200% of each NEO’s target opportunity.

Performance against the corporate objectives must exceed a threshold level of performance in order to earn any credit toward a payout with respect to that goal.

Annual cash incentive opportunities are designed to ensure that executive officers are motivated to achieve Livent’s annual goals; payout levels are generally determined based on actual financial results and non-financial objectives, and individual goals specific to each NEO.

Long-Term Incentives: Annual Equity-Based Compensation
Variable equity-based compensation.

Stock Options: Right to purchase shares at a price equal to the stock price on the grant date with three-year cliff vesting.

RSUs: Restricted stock units that are time-based with three-year cliff vesting.

PSUs: Restricted stock units that are performance-based with three-year cliff vesting. For 2023 grants, the applicable performance-based vesting measure was relative TSR.

Designed to motivate and reward executive officers to achieve multi-year strategic goals and to deliver sustained long-term value to stockholders, as well as to attract and retain executive officers.

Links with stockholder value creation; aligns with stockholders; filters out macroeconomic and other factors not within management’s control.

2023 TARGET PAY MIX
The target pay mix supported the core principles of Livent’s executive compensation philosophy of pay for performance and aligning executive officers’ interests with those of Livent and its shareholders, by emphasizing short- and long-term incentives.

The following charts outline the Livent Committee’s allocation of annual target total direct compensation payable to the CEO and to other NEOs. The Livent Committee allocated compensation among (i) base salary, (ii) a short-term annual cash incentive opportunity and (iii) long-term annual equity.

A sizeable majority of target total direct compensation was variable, at-risk pay, consistent with Livent’s pay-for-performance philosophy. Specifically, in 2023, 78% of the CEO’s target total direct compensation was at-risk compensation, and 65%, on average, of the target total direct compensation of the other NEOs was at-risk compensation. Livent considered compensation to be “at risk” if it is subject to performance-based payment or vesting conditions or if its value depended on stock price appreciation.
The percentages of target total direct compensation as calculated above are based on the annualized 2023 base salary, the 2023 annual cash incentive compensation opportunity (assuming achievement at the target level), and the grant date fair value of the annual equity grants.

BASE SALARY

Base salaries provided fixed compensation to Livent’s executive officers and helped to attract and retain the executive talent needed to lead the business and maintain a stable leadership team. Base salaries were individually determined according to each executive officer’s areas of responsibility, role and experience, and vary among executive officers based on a variety of considerations, including skills, experience, achievements and the competitive market for the position.

In 2023, the Livent Committee adjusted the base salaries of the NEOs to maintain market competitive pay, as determined by reference to comparable positions at the peer group companies.

NEO	2023 Base Salary	2022 Base Salary	% Change
Paul W. Graves	$860,000	$825,000	4.2%
Gilberto Antoniazzi	$450,000	$420,000	7.1%
Sara Ponessa	$390,000	$360,000	8.3%

 ANNUAL INCENTIVE PLAN

The annual incentive plan for executive officers was a cash-based plan that rewarded Livent’s NEOs for the achievement of key short-term objectives. The structure of the annual cash plan incentivized NEOs to achieve annual financial and operational results that the Livent Committee viewed as critical to the execution of Livent’s business strategy.

For the NEOs, the amount of the payout, if any, under the annual incentive plan was based on achievement against two categories of performance measures: Company Measure and Individual Measures.

Target Opportunities

The Livent Committee determined a target cash incentive opportunity for each NEO under the annual cash incentive plan by taking the individual’s base salary and multiplying it by the individual’s target incentive percentage. The target incentive percentages for Mr. Graves and Ms. Ponessa remained unchanged since 2018. The Livent Committee approved a 5% increase to Mr. Antoniazzi’s target incentive percentage in 2023 based on his performance and the target percentages in the competitive market for the position.

	2023 Threshold Level Opportunity	2023 Target Level Opportunity (as % of Applicable Base Salary)	2023 Maximum Level Opportunity (as % of Applicable Base Salary)
Paul W. Graves	0%	100%	200%
Gilberto Antoniazzi	0%	65%	130%
Sara Ponessa	0%	60%	120%

Company Measures

The amount of the payout, if any, under the Company Measure component of the Annual Incentive Plan was based on Livent’s achievement against 1) a financial metric and 2) the execution of two expansion projects. The financial metric, which represented 60% of the target annual incentive opportunity, was again Adjusted EBITDA. The two expansion project metrics related to (a) the development and expansion of carbonate production capacity in Argentina through safety, timeliness of completion, operational readiness and progress on engineering studies (15%), and (b) engineering milestones for the production of lithium hydroxide at a new facility in North Carolina (5%). The Company Measures collectively represented 80% of the annual cash incentive opportunity, underscoring the emphasis on Livent performance.

The Livent Committee continued to use Adjusted EBITDA as the financial metric for 2023 in order to focus executive officers on the critical strategic priority of achieving and improving operating profitability.
The Adjusted EBITDA metric gave a clear line of sight into how achieving operating goals drives performance and generates rewards. The Livent Committee believed that this non-GAAP measure was useful as an incentive compensation performance metric because it excluded various items that do not relate to or were not indicative of operating performance for Livent.

The Livent Committee again included the expansion project goals in 2023 in order to focus executive officers on the critical strategic priority of delivery of two key expansion projects in order to grow Livent’s ability to grow capacity and produce more lithium carbonate and lithium hydroxide.
EBITDA is defined as net income plus interest expense, net income tax expense, and depreciation and amortization.
Adjusted EBITDA is defined as EBITDA adjusted for Argentina remeasurement losses, restructuring and other charges, separation-related costs, COVID-19 related costs and other non-recurring losses/(gains). The Non-GAAP measure Adjusted EBITDA should not be considered as a substitute for net income or cash flows from continuing operations or other measures of profitability or liquidity determined in accordance with GAAP. For a reconciliation of Adjusted EBITDA to the nearest GAAP measure, see the section captioned “Results of Operations — Years Ended December 31, 2023 and 2022” in this Annual Report.
Target, Threshold and Maximum Performance Levels

The Livent Committee set the target for Adjusted EBITDA at a level that it considered rigorous and challenging and that took into account the relevant risks and opportunities of Livent’s business. In particular, the Livent Committee reviewed Livent’s 2023 annual operating budget that resulted from Livent’s detailed budgeting process and evaluated various factors that might affect whether the budget targets could be achieved, including the risks to achieving certain preliminary objectives that were necessary prerequisites to achieving the budget targets.

Considering these factors, the Livent Committee set the 2023 target for Adjusted EBITDA at $545 million, a 101 percent increase in Adjusted EBITDA over 2022 Adjusted EBITDA results as reported for purposes of the 2022 annual incentive plan.

Having set the target at double the level of prior year actual results (for annual incentive plan purposes), the Livent Committee also set the threshold and maximum performance levels for Adjusted EBITDA. For 2023, the Livent Committee set threshold at what it believed to be a high level of performance equating to approximately just above 83% of the target for Adjusted EBITDA. The Livent Committee set the maximum level of performance equating to approximately 116% of target for Adjusted EBITDA, a level that required exceptionally strong performance and represented a significant challenge.

The Livent Committee also set target, threshold and maximum performance levels for each of the two expansion project goals. The Argentina expansion project goals were based on achieving high levels of safety, keeping to the timeline for delivery of the expansion project, staffing the facility and retaining employees, and timely progress on engineering studies. The North Carolina expansion project performance curve was based on the timeliness of completing engineering milestones.
 Payout Levels

Payout levels represent the amount to be paid to NEOs based on the level of actual performance relative to the goals. In order to motivate performance and underscore the importance of achieving, or closely approaching, the performance goals at this critical time in Livent’s development, the Livent Committee set the payout at 0% for achievement below the threshold level of performance. For performance between the target level and the maximum level, the payout ranges from 100% of the target opportunity to 200% of the target opportunity. Achievement above the maximum level is capped at the maximum payout of 200% of target. For the Adjusted EBITDA metric, performance between the threshold, target and maximum levels was calculated in a straight-line manner.

2023 Achievements for Company Measures
For 2023, Adjusted EBITDA increased meaningfully as compared to 2022, primarily due to the favorable impact of higher pricing mainly driven by lithium hydroxide and a favorable mix of raw material costs partially offset by higher selling, general and administration costs. For purposes of the 2023 annual incentive plan, the Livent Committee normalized the Adjusted EBITDA result from $502.5 million to $504 million by excluding the effect of foreign exchange rate fluctuations versus rates assumed in the budget, and by adjusting certain costs associated with the ramp up and commissioning activities of the two expansion facilities in Bessemer City and Argentina if higher or lower than assumed in the budget. The actual result landed between the threshold and target levels. In light of market pricing conditions, and the Board’s related strategic considerations surrounding the timing of expansion project operations commencement, the Livent Committee adjusted the achievement rating modestly from 0.45 to 0.50 (i.e., 45% to 50%) to account for the decision that was in the best interest of shareholders but that nevertheless affected results.
The table below sets forth the 2023 performance goals for the Company Measures and Livent’s achievement against these goals in 2023, including the Livent Committee’s assessment of achievement of the expansion project goals against the targets.
		Company Measures

Financial Performance Metric	Weighting	Threshold ($ in millions)	Target ($ in millions)	Maximum ($ in millions)	Actual Result ($ in millions)	Achievement Rating
Adjusted EBITDA	60%	450	545	630	504	0.50
Payout Percentage (as a % of target payout)		0%	100%	200%	85%
Financial Metric Payout Percentage						0.50

Delivery of Expansion Projects Metrics	Weighting	Actual Result	Achievement Rating
Argentina carbonate expansion	15%	Excellent safety performance, fully staffed the facility and trained the team, made engineering study progress. As described above, based on the strategic decision regarding the timing of expansion project operations commencement, which was in the best interest of shareholders, the timeline measure was not fully met.	0.96

North Carolina lithium hydroxide expansion	5%	Livent partially completed engineering milestones.	0.80

Delivery of Expansion Projects Payout Percentage	0.92

Total Financial Metric and Expansion Projects Metric Payout Percentage	0.60

Individual Measures

The Livent Committee also established Individual Measures under the annual incentive plan, which represented 20% of the annual incentive target opportunity. The Individual Measures were set in the beginning of 2023, prior to the completion of the due diligence process for the merger with Allkem, and were designed to align with Livent’s strategic and operating initiatives. NEOs were eligible to receive anywhere between 0% - 200% of target for this portion of the award, based on performance against individual goals. The NEOs 2023 Individual Measures are set forth below:

•
Mr. Graves: Continue to build Livent organization’s capabilities to ensure it can take advantage of the opportunities presented to it from its leadership role in the fast-growing lithium industry. Lead organizational focuses on safety and quality. Develop roadmap for Livent’s next phase of growth: Deliver additional expansion of existing resources, Identification of additional potential resources for Livent to consider developing with a focus on Nemaska Lithium Inc. Define target customer relationships, including mix of customers, maximum acceptable customer exposures and contracting strategy, Develop future financing roadmap. Develop internal capabilities in critical areas: expansion and resource development, mining, recycling, process technology, R&D and global commercial. Lead long-term sustainability goals and plan to achieve.

•
Mr. Antoniazzi: Continue to lead timely delivery of capacity expansion projects across the globe. Continue to drive cash-flow discipline, and secure both funding and access to financing for deploying growth strategies. Advance Nemaska Lithium Inc. project through more active involvement in both the commercial and capital deployment areas. Continue to support/drive safety and quality continuous improvement. Continue to actively promote further diversity in the workplace and strengthen talent pool/leadership to support growing business complexity. Actively engage on relevant commercial decisions and contract strategies, with a particular focus on both pricing and product flow dynamics. Maintain active engagement with the Livent Audit Committee with a continued focus on timely and fair representation of the company’s operations and results.

•
Ms. Ponessa: Drive agile and effective support of commercial contract, business growth, and asset development strategic initiatives. Lead impactful compliance and ethics efforts; achieve strong safety performance across the global Law Department. Advance Company goals through leadership in recruitment, retention, and mentoring activities that support positive DE&I outcomes. Implement Law Department talent development and staffing plans to meet the future needs of the business and ensure agile and effective support. Provide sound corporate governance advice and support to the Livent Board of Directors and the Livent Nominating Committee.

2023 ACHIEVEMENTS FOR INDIVIDUAL MEASURES

For the Individual Measures component, the Livent Committee determined that Mr. Graves, Mr. Antoniazzi, and Ms. Ponessa each earned 150% of their individual targets, based on the performance assessments described below:

•
Mr. Graves: Led the Livent strategy to engage in the merger of equals transaction with Allkem to create the Company. He developed the strategic rationale underlying the merger of equals structure, the early assessment of potential synergies and the evaluation of shareholder acceptance for the combined company. He directed the comprehensive due diligence for the merger, spanning financial, operational, regulatory, legal and cultural workstreams. He led the negotiations for the merger transaction agreement, providing the equity framework for both legacy companies and the governance and tax structure of the combined entity, with consideration for both employee and shareholder interests. Once a merger agreement was reached, Mr. Graves led the team responsible for the complex cross-border regulatory approval processes, as well as global shareholder engagement to secure shareholder approval in both the U.S. and Australia. He then laid the framework for pre-integration planning during the second half of 2023, to the extent it was permitted under regulatory guidelines, which focused on the combined company’s operating model across Finance, Legal, Operations and Capital Projects. He also led the work to assess the cultural compatibility of the two legacy companies to identify areas of focus and risk for the integration. Mr. Graves accomplished all this while also delivering Livent’s 2023 financial, safety, quality, expansion and sustainability objectives. He helped Livent achieve full year 2023 financial performance which exceeded its record results in 2022, while navigating the company through a challenging business environment when the company was impacted by the sharp decline in lithium pricing which affected the entire lithium industry. The commercial structure of Livent’s long-term contracts with leading automotive OEMs and battery makers helped mitigate the overall impact of the pricing declines, resulting in Year over Year revenue growth of 9% and Adjusted EBITDA growth of 37%. On the commercial front, Mr. Graves helped Livent negotiate terms of key customers contracts. He also helped Livent establish key industry partnerships, one with Sakuu for the successful application of Livent’s LIOVIX® formulation in Sakuu’s advanced 3D-printed batteries and state-of-the-art manufacturing process, and another with ILiAD Technologies for its next-generation Direct Lithium Extraction (DLE) platform. Safety continued to be top priority for Mr. Graves, and in 2023, he helped the company achieve a Total Recordable Injury Rate (TRIR) of .38. Mr. Graves also led Livent’s continued focus on quality and customer qualifications of Lithium Hydroxide from its new 5,000 metric ton conversion unit in Bessemer City, which was important to key automotive OEM customers looking to source Inflation Reduction Act (IRA) compliant materials and regionalize their supply chains. Livent’s other expansion projects also progressed under Mr. Graves’ leadership. Over the course of the year, the company took important steps to advance its Phase I Lithium Carbonate expansion in Argentina, albeit at a slower pace than expected, and progressed engineering for Phase II. It also completed a 15,000 metric ton Lithium Hydroxide conversion site in a new location in Zhejiang, doubling the company’s production capacity in China. With regards to the development of hard rock lithium resources, Mr. Graves served on the Board of Nemaska Lithium and led the negotiations for Livent to provide significant technical and commercial expertise to Nemaska Lithium, including engaging in exclusive sales and marketing efforts on behalf of Nemaska Lithium. He also led the team responsible for the sale of Livent’s butyllithium manufacturing site in Patancheru, India, to Neogen Chemicals, a buyer that was committed to the pharmaceutical and specialty chemicals market in India, and like Livent, had a strong commitment to employees and local communities. Mr. Graves continued to lead Livent’s Sustainability strategy, which included completing a multi-year voluntary study on sustainable water use in Andean salars and aquifers (sponsored by BMW and BASF); forming an Energy Transition Team to identify opportunities to work with stakeholders and partners to connect Livent’s Fenix operations with energy grids in Argentina; and continued optimization of existing processes to drive long-term intensity improvements in greenhouse gas (GHG) emissions, waste disposed and water use across the company’s operations, while improving its energy mix. Under Mr. Graves’ leadership, the company also completed its first ever global Scope 3 screening of Livent’s GHG emissions; provided its first disclosure of global NOx and SOx air pollutants and delivered on its goal of completing ISO-compliant Life Cycle Assessments for Livent’s key products by 2025, ahead of schedule. For its sustainability achievements, Livent was recognized by Newsweek in its list of “America’s Most Responsible Companies 2024.” Mr. Graves also continued to lead Livent’s focus on talent, improving the company’s workforce profile in gender and racial diversity, fostering an environment of inclusiveness, and strengthening programs for attracting, retaining and developing talent as the company prepared for the merger with Allkem.

•
Mr. Antoniazzi: Helped steer the negotiations with Allkem management, including the deal strategy and construction of transaction agreements and structure, which led to the cross-border merger of equals deal with Allkem and the creation of the Company. He led critical aspects of the transaction including the approach for an all-stock structure, the tax strategy of the merged company, and the financial filings in the United States required for shareholders’ approval. Mr. Antoniazzi also directly engaged with both the Australian and US investor base to gather support for shareholders’ approval of the transaction. Beyond his involvement in the transformative Livent-Allkem merger transaction, Mr. Antoniazzi focused on driving a record year of financial performance for the Livent legacy company in 2023, while helping navigate the company through a lithium market downturn. He operated strong cash-flow discipline securing all needed funding to advance capacity expansion projects across the globe, leading to the completion of construction of both a new 10,000 metric ton capacity lithium carbonate plant in Argentina and an additional 15,000 metric ton lithium hydroxide plant in China. He led the renewal of the company’s $500 million dollar revolver credit facility. On the Nemaska Lithium project front, Mr. Antoniazzi supported the renegotiation of the shareholders agreement with Investissement Québec which resulted in the consolidation of Nemaska Lithium’s financial results with Livent’s (now the Company’s) financial results. Mr. Antoniazzi has also helped guide the company’s commercial pricing strategy, resulting in both greater profitability and cash-flow predictability for the business. On the governance front, Mr. Antoniazzi continued to lead the company’s timely and compliant financial reporting, including one-time related financial filings associated with both the merger transaction as well as the consolidation of Nemaska Lithium’s results. He was actively engaged in promoting a diverse workforce, including planning for talent retention and development for the newly formed company.

•
Ms. Ponessa: Successfully led and executed all legal, regulatory (securities, antitrust, FDI, etc.), and compliance aspects of the complex cross-border Livent/Allkem merger of equals transaction and pre-closing integration activities. Ms. Ponessa led the legal deal strategy, project management, and conflict resolution activities to achieve the objectives and timeline to closing of the transaction. Along with her team she structured and negotiated project and commercial support arrangements for Nemaska to facilitate enhanced operational oversight in compliance with antitrust laws. She also oversaw negotiations of strategic supply and procurement agreements to support commercial and expansion strategy. During the year she was a key contributor to the legal and strategic aspects of business development activities, including strategic investment and R&D collaboration transactions. Working cross functionally she provided strategic management of commercial, labor, and other disputes to minimize litigation risk and financial exposure. Ms. Ponessa also provided executive oversight aimed at enhancing the risk-based approach to Livent’s compliance program, including formal transition to the best practice approach of cross-functional annual risk reviews of legal, compliance, and regulatory matters in coordination with enterprise risk management processes. Ms. Ponessa has provided executive legal guidance on compliance due diligence and pre-closing integration planning activities relating to the combined company’s compliance program. She actively provided executive mentorship for Livent's Global Women's Network (GWN), including her serving as a speaker for the Argentina GWN event, and global International Women's Day event. She was a leader in facilitating diverse slates of candidates for open roles which resulted in the hiring of highly qualified diverse candidates into senior Law Department roles in China and US. Ms. Ponessa prioritized the development of her team by holding department-wide legal and compliance trainings with guest speakers, and individual coaching/outside training to enhance the leadership and management skills of team members. She designed a Day 1 Company Law Department and compliance program structure to support the combined business in an effective and agile manner and oversaw the successful execution of all other legal and compliance integration activities, including the timely and flawless closing of the merger of equals transaction and effective preparation of all governance documents and processes for the Company Board of Directors and Board Committees. She effectively advised management, the Board and Committees on legal, compliance, and governance matters, including those associated with the merger of equals transaction and U.S. securities and NYSE requirements.

Payout Determination

As described above, the Livent Committee verified achievement relative to the targets for the Company Measures and the Individual Measures to determine the respective performance levels. The Livent Committee then added the amounts for the two portions together to determine the total 2023 annual incentive plan payout for each NEO. The Livent Committee then presented the determination of the annual incentive plan payout amounts to the Livent Board for its review.
In light of the timing of the consummation of the Livent-Allkem merger of equals on January 4, 2024, the Livent Committee determined performance for purposes of the 2023 annual incentive plan on December 13 2023, prior to the consummation of the merger. The Livent Committee reviewed actual performance results through November and forecasted results through year end to determine full year performance based on such results, in the absence of actual full-year performance results.

The total payout under the Livent Annual Incentive Plan for each NEO for 2023 is reflected in the table below.

NEO	Target Incentive	Company Measures: 80% of Target Incentive	Company Measures Rating	Company Measures Incentive Payout Amount	Individual Measures: 20% of Target	Individual Measures Rating	Individual Measures: Incentive Payout Amount	Total 2023 Incentive Payout Amount
Paul W. Graves	$860,000	$688,000	0.60	$416,240	$172,000	1.50	$258,000	$674,240
Gilberto Antoniazzi	$292,500	$234,000	0.60	$141,570	$58,400	1.50	$87,750	$229,320
Sara Ponessa	$234,000	$187,200	0.60	$113,256	$46,800	1.50	$70,200	$183,456

LONG-TERM INCENTIVES

The third and largest component of the Livent executive compensation program was long-term equity incentives. Long-term equity incentive awards are prospective in nature and intended to tie a substantial portion of an executive’s pay to creating long-term stockholder value. The Livent Committee designed the long-term incentive opportunity to motivate and reward Livent’s executive officers to achieve multi-year strategic goals and to deliver sustained long-term value to stockholders. The long-term incentives create a strong link between payouts and performance, and a strong alignment between the interests of executive officers and the interests of Livent’s stockholders. Long-term equity incentives also promote retention, because executive officers will only receive value if they remain employed over the required term, and they foster an ownership culture among Livent’s executive officers by making them stockholders with a personal stake in the value they are intended to create.

Equity Vehicles and Mix: PSUs, Stock Options and RSUs

The mix of long-term incentives granted to the NEOs in 2023 is shown below:

Equity Vehicle	2023 Allocation	Vesting Period	How Value is Delivered	Rationale for Use
PSUs	■ 25%	■ 3-year cliff	■ 2023-2025 Relative TSR	■ TSR ties executive officer compensation to shareholder value creation ■ Use of relative TSR to filter macroeconomic and other factors where management may have limited ability to influence
Stock Options	■ 25%	■ 3-year cliff ■ Exercise price: closing price on grant date ■ 10-year term	■ Share price appreciation	■ Prioritizes increasing shareholder value ■ Promotes long-term focus
RSUs	■50%	■ 3-year cliff	■ Value of stock	■ Aligns with stockholders ■ Promotes retention ■ Provides value even during periods of stock price or market underperformance

The Livent Committee structured the mix of equity vehicles and the relative weight assigned to each type of award for the following reasons: 1) to motivate relative stock price outperformance over the long term through the PSUs, 2) to motivate stock price appreciation over the long term through stock options, which deliver value only if the stock price increases, and 3) to ensure some amount of value delivery through the RSUs, which were complementary because they have upside potential but deliver some value even during periods of stock price underperformance, while also reinforcing an ownership culture and commitment to Livent. All equity awards were granted under the Livent Incentive Compensation and Stock Plan.
Long-Term Incentive Opportunities

The Livent Committee established long-term incentive opportunities for each of the NEOs in February 2023, considering the following:

•	the values of, allocations to, and proportion of total compensation represented by, the long-term incentive opportunities at the peer group companies;

•	individual performance and criticality of, and expected future contributions of the NEO;

•	time in role, skills and experience; and

•	retention considerations.

2023 Grants of PSUs, Stock Options and RSUs

As described above, the Livent Committee established the mix of equity vehicles for 2023 as 25% PSUs, 25% stock options and 50% RSUs.

In determining the target amount of PSUs awarded to meet the compensation level approved for an NEO, the portion of the award value related to PSUs was divided by the Monte Carlo valuation on the date of grant.
The PSUs had a three-year performance period, beginning January 1, 2023 and ending December 31, 2025. The PSUs used relative Total Shareholder Return, or relative TSR, as a metric for the 2023-25 performance period.  Livent’s TSR was ranked relative to companies in the Russell 3000 Chemical Supersector Index. Comparing Livent’s performance against the TSR of a peer group rewarded NEOs for driving performance greater than or equal to peers, as the peer group was all generally subject to the same market factors as Livent. The Livent Committee selected the Russell 3000 Chemical Supersector as the peer group because it was made up of a large roster of durable companies that were similar in size to Livent. The actual number of PSUs earned would be based on the percentile rank of Livent’s TSR relative to the TSRs of the companies in the peer group as described in the table.
Performance Level	TSR Percent Rank	Earned Percentage
Below Threshold	Below 25th Percentile	0%
Threshold	25th Percentile	50%
Target	50th Percentile	100%
Maximum	75th Percentile and above	200%

Interpolation would be used to determine payout levels in between thresholds. To achieve a threshold payout, TSR must rank at or above the 25th percentile. The payout value was limited to six times the target grant value and was capped at 100% of target if absolute TSR was negative for the performance period. The PSUs accrued dividend equivalents during the performance period, which were paid at the time the PSUs vested and common stock was issued.
The Livent Committee viewed the inclusion of a metric that includes TSR as critical because it tied executive officer compensation with the creation of shareholder value and aligned the interests of executive officers with those of Livent and its shareholders. By measuring Livent’s performance relative to peers, it mitigated the impact of macroeconomic factors, both positive and negative, that affect the industry and/or stock price performance and are beyond the control of management. Additionally, it provided rewards that were more directly aligned with performance through different economic cycles.
In determining the number of options awarded to meet the compensation level approved for an NEO, the portion of the award value related to stock options was divided by the Black-Scholes value on the date of grant.

The exercise price of all stock option awards to NEOs was equal to the closing price of Livent’s stock on the date of the grant. The stock options have three-year cliff vesting.
In determining the amount of RSUs awarded to meet the compensation level approved for an NEO, the portion of the award value related to restricted stock units was divided by the closing stock price on the date of grant.

The RSUs have three-year cliff vesting.

During the vesting period, if cash dividends were paid to Livent’s stockholders, the NEOs generally received a special cash payment equal to the amount he or she would have received had he or she been the record holder of the shares underlying the RSUs when the dividend was declared and paid.

 2023 Grants

NEO	Target Value ($)	PSUs ($)	PSUs (#)	*	Stock Options ($)	Stock Options (#)	RSUs ($)	RSUs (#)
Paul W. Graves	2,200,000	550,000	22,367		550,000	59,653	1,100,000	47,150
Gilberto Antoniazzi	550,000	137,500	5,592		137,500	14,914	275,000	11,788
Sara Ponessa	450,000	112,500	4,576		112,500	12,202	225,000	9,645

* Note: The number indicated for PSUs assumes performance at target levels.

COMPENSATION AWARDED AND EQUITY TREATMENT IN CONNECTION WITH LIVENT’S MERGER WITH ALLKEM TO FORM ARCADIUM LITHIUM
Treatment of Outstanding Equity
Upon the completion of the merger on January 4, 2024, outstanding Livent equity awards held by Livent NEOs were treated as follows:
•	Stock options were assumed by the Company and converted to equivalent awards with respect to Company stock and remain subject to the same terms and conditions.

•
Time-based RSUs were assumed by the Company, with a pro rata portion vesting in Company shares following such assumption, and with the unvested portion converted to equivalent awards with respect to Company stock and remaining subject to the same terms and conditions.

•	PSUs vested fully at target. The vesting of the PSUs was accelerated from January 4, 2024, the closing of the merger, to December 22, 2023.

Transaction Bonus Program
On October 12, 2023, the Livent Committee approved a transaction bonus program for select Livent employees to recognize their significant efforts in bringing the merger to fruition, subject to continued employment through the completion of the merger with Allkem. Under the transaction bonus program and in connection with the closing of the merger, Mr. Graves received a cash transaction bonus of $500,000 and Mr. Antoniazzi and Ms. Ponessa each received a transaction bonus of $200,000. These bonuses were paid to the NEOs in December 2023.
Retention Bonuses
On July 18, 2023, the Livent Committee approved a retention program for select Livent employees. Pursuant to the retention program, each of Mr. Antoniazzi and Ms. Ponessa received a retention bonus of $250,000, payable on the 12-month anniversary of the completion of the merger (i.e., January 4, 2025), subject to his or her continued employment through the payment date. In the event that Mr. Antoniazzi or Ms. Ponessa voluntarily resigns for any reason, including for “good reason,” or if he or she is terminated for unsatisfactory job performance or misconduct, the retention bonus will be forfeited in its entirety. If his or her employment is terminated without “cause” prior to the payment date, he or she will remain entitled to receive the retention bonus payment, contingent on the executive’s execution of a release of claims in favor of the company. Mr. Graves did not receive any retention bonus under the retention program.
POST-EMPLOYMENT COMPENSATION

Qualified and Non-Qualified Defined Contribution Plans

Livent offered a tax-qualified 401(k) defined contribution plan (the “Qualified Savings Plan”) covering substantially all Livent U.S. employees, including the NEOs. Eligible employees were permitted to make voluntary pre-tax and post-tax contributions to the Qualified Savings Plan and were eligible for matching company contributions. The Qualified Savings Plan also permitted discretionary company contributions. All contributions to the Livent Qualified Savings Plan were subject to certain limitations under the Internal Revenue Code.

Livent also offered a non-qualified deferred compensation plan (the “Nonqualified Savings Plan”) that was available to certain highly compensated individuals, including the NEOs. The Nonqualified Savings Plan was designed to mirror the Qualified Savings Plan, but without application of the Internal Revenue Code limits. Livent’s matching contribution under both plans was 80% of the amount deferred up to a maximum of 5% of eligible earnings (i.e., base salary and annual incentive paid in a calendar year). However, the matching contribution under both plans could not exceed 4% of an NEO’s total eligible earnings. Livent’s non-elective employer contributions under both plans (the “core contribution”) was 5% of an employee’s eligible earnings. However, Mr. Antoniazzi was eligible for an enhanced core contribution of 15% of his eligible earnings based on his prior participation in a FMC predecessor plan (as described below). An employee must have been employed as of the last day of the plan year (i.e., December 31st) to have received the core contribution.

Pension Benefits

Livent did not maintain a qualified or non-qualified defined benefit pension plan. However, prior to Livent’s separation from FMC, Mr. Antoniazzi earned pension benefits as a participant in the FMC Retirement Salaried and Non-Union Hourly Employees’ Retirement Plan and the FMC Salaried Employees’ Equivalent Plan (collectively, the “FMC Pension Plans”). Mr. Antoniazzi ceased earning any additional benefits under the FMC Pension Plans effective December 31, 2018. To compensate for the pension benefits that otherwise would have been earned under the FMC Pension Plans, Mr. Antoniazzi will be eligible for special “short-fall” contributions under Livent’s Nonqualified Savings Plan. Subject to continuing employment, Mr. Antoniazzi receives an annual contribution of $68,000 to his Nonqualified Savings Plan account beginning in 2022 and continuing through 2029.

Severance Arrangements

Livent maintained Executive Severance Guidelines (the “Severance Guidelines”), which provided for the payment of severance pay and benefits in the event of an executive’s termination of employment without cause (other than in connection with a change in control of Livent or as a result of death, disability or normal retirement). No Livent NEO had a contractual entitlement to any severance pay or benefits under the Severance Guidelines, and the Livent Committee had discretion to enhance or reduce the severance pay or benefits under the Severance Guidelines in any specific case. As a condition to receiving any severance pay or benefits under the Severance Guidelines, the NEO was required to execute a release of claims in favor of Livent, as well as a non-solicitation, non-competition and confidentiality agreement.

See “Potential Payments upon Termination or Change in Control,” which describes the payments to which the participating NEOs were entitled under the Livent Severance Guidelines.

Change in Control Arrangements

The Livent Committee believed that the long-term interests of Livent stockholders were best served by providing reasonable income protection for NEOs to address potential change in control situations in which they may otherwise be distracted by their potential loss of employment in the event of a successful transaction. Livent entered into an executive severance agreement with each NEO that provided certain financial benefits in the event of a change in control. These were “double trigger” arrangements – i.e., severance benefits under these arrangements are only triggered by a qualifying event that also resulted in the executive’s termination of employment under certain specified circumstances within 24 months following the event.

In addition, under the terms of Livent’s equity awards, if a change in control occurred and those awards were not assumed or continued by the successor or surviving corporation, or if the holder experienced a qualifying termination of employment within 24 months of a change in control, the unvested portion of any outstanding awards generally vested and became exercisable, as applicable.

See “Potential Payments upon Termination or Change in Control,” below for further information.

Health and Welfare Benefits

Livent offered broad-based medical, dental, vision, life, and disability plans to all employees.

Perquisites and other Personal Benefits

Livent did not generally provide executive officers, including the NEOs, with perquisites or other personal benefits, except for financial and tax advisory services for the CEO, CFO and General Counsel, reserved parking, annual executive physicals, and, in the case of the CEO, a club membership. The perquisites and personal benefits summarized above were provided because Livent believed that they supported executive officers, served a necessary business purpose, and the related amounts of compensation were not material to the overall executive compensation program. In order to govern the provision of these perquisites, Livent had established an executive perquisite policy. The methodology for setting maximum perquisite levels was driven primarily by competitive practice, business necessity and financial considerations of Livent. The costs of these items are reported in the Summary Compensation Table.

We do not provide excise tax “gross-ups” to any executive officers.
V.	ADDITIONAL COMPENSATION POLICIES AND PRACTICES

CLAWBACK POLICY

In 2023, Livent adopted its Financial Restatement Clawback Policy to enable Livent to recover erroneously awarded incentive-based compensation in the event that Livent was required to prepare an accounting restatement. The policy was designed to comply with, and to be interpreted in a manner consistent with, Section 10D of the Exchange Act, SEC Rule 10D-1, and with the NYSE listing rules. Under the policy, in the event of an accounting restatement due to Livent’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, Livent had to recover erroneously awarded incentive-based compensation previously paid to the Livent’s executive officers in accordance with the terms of such clawback policy. Furthermore, under the policy, Livent was prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation and from paying or reimbursing an executive officer for purchasing insurance to cover any such loss.
In addition, there was a clawback provision in Livent’s equity plan that allows for clawback in the event of serious misconduct by a participant.
EXECUTIVE STOCK OWNERSHIP GUIDELINES

The Livent Committee believed that Livent and its stockholders were best served when executive officers managed the business with a long-term perspective. As such, Livent implemented executive stock ownership guidelines in February 2021, as Livent believed stock ownership was an important tool to strengthen the alignment of interests among executive officers and stockholders, to reinforce executive officers’ commitment to Livent and to demonstrate Livent’s commitment to sound corporate governance. Livent’s NEOs had five years from the date the guidelines were adopted to comply with the ownership guidelines. Any newly hired or promoted executives had five years from the date of their hire or appointment to comply with the guidelines. After the initial five-year phase-in period, compliance with the ownership guideline was measured on December 31 of each year.

Position	Multiple of Base Salary
Chief Executive Officer	5x
Chief Financial Officer and General Counsel	2x

For this purpose, RSUs (whether or not vested), stock held in the Livent Nonqualified Savings Plan and stock owned directly or beneficially owned by the executive or the executive’s immediate family members, counted. Unexercised stock options, including vested in-the-money options, and PSUs that are unearned (i.e., performance-based awards for which the applicable performance conditions have not been satisfied) were not counted for purposes of compliance.
ANTI-HEDGING AND ANTI-PLEDGING POLICY

Livent’s insider trading policy prohibited employees (including officers) and directors from engaging in any hedging transactions (including transactions involving options, puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) that were designed to hedge or speculate on any change in the market value of Livent’s equity securities. It also explicitly prohibited employees (including officers) and directors from effecting short sales of Livent’s equity securities, which were inherently speculative in nature and contrary to the best interests of Livent and its stockholders. Livent’s insider trading policy also prohibited employees (including officers) and directors from pledging Livent’s securities in any circumstance, including by purchasing Livent securities on margin or holding Livent’s securities in a margin account.
TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION
Generally, a public company cannot deduct compensation in excess of $1 million paid in any year to a company’s chief executive officer, chief financial officer and the three other most highly compensated officers.
COMPENSATION COMMITTEE REPORT

This Compensation Committee Report shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this Annual Report by reference, except to the extent the Company incorporates such Report by specific reference.

The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on this review and these discussions, the Compensation Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

The preceding report has been furnished by the following members of the Company’s Compensation Committee:

John Turner, Chair
Michael F. Barry
Pablo Marcet
Fernando Oris de Roa

EXECUTIVE COMPENSATION TABLES
SUMMARY COMPENSATION TABLE 2023

The following table sets forth information required under SEC rules concerning the compensation paid to Livent’s NEOs in respect of fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021.

Name and Principal Position*	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Paul W. Graves President and Chief Executive Officer	2023	854,167	500,000	2,184,779	550,001	674,240	306,825	5,070,011
	2022	820,833		1,275,021	425,002	1,395,900	227,928	4,144,685
	2021	800,000		1,175,009	1,175,000	1,432,000	165,832	4,747,841
Gilberto Antoniazzi Vice President, Chief Financial Officer and Treasurer	2023	445,000	200,000	548,414	137,507	229,320	289,616	1,849,858
	2022	416,667		337,528	112,503	421,344	249,469	1,537,511
	2021	400,000		312,515	312,502	436,800	130,107	1,591,924
Sara Ponessa Vice President, General Counsel and Secretary	2023	385,000	200,000	444,948	112,502	183,456	91,165	1,417,071
	2022	358,333		243,772	81,253	361,152	70,592	1,115,103
	2021	350,000		209,300	209,302	369,600	52,030	1,190,231

*   The Summary Compensation Table lists compensation for Livent’s Chief Executive Officer, Chief Financial Officer, and Livent’s other most highly compensated executive officer who served as of the end of the fiscal year. Livent had no other executive officers during 2023. The material terms of the pay elements included in the Summary Compensation Table are described above in the CD&A.

(1)	The amounts shown in this column represent discretionary transaction bonus awards paid to each of the NEOs in December 2023 in connection with their efforts in closing of the merger with Allkem.

(2)
The amounts shown in the Stock Awards column include the aggregate grant date fair value of the RSUs and PSUs, computed in accordance with FASB Accounting Standards Codification Topic 718 (“Topic 718”), excluding the effect of estimated forfeitures. Amounts shown in this column relating to RSUs reflect the market value of the RSUs using the closing price of a share of Livent’s common stock as reported on the NYSE on the date of grant, multiplied by the number of shares underlying each award. Amounts shown in this column relating to PSUs were determined using a Monte Carlo simulation model. The grant date fair value of the PSUs included above is determined based upon achievement of performance at the “target” level, which was the probable outcome of the performance metrics associated with each award of PSUs as of the grant date. If performance for the PSUs were to be achieved at the “maximum” level, the grant date fair value of the PSUs for the NEOs would have been as follows: Mr. Graves: $1,100,009, Mr. Antoniazzi: $275,015, and Ms. Ponessa: $225,048. For information regarding assumptions, factors and methodologies used in the computations pursuant to Topic 718, see Note 12 to the consolidated financial statements in this Annual Report. Additionally, the amounts in the Stock Awards column include the aggregate incremental fair value of the outstanding PSUs granted in 2022 and 2023, the vesting of which was accelerated at the target level in December 2023 in connection with the merger with Allkem.

(3)
The amounts shown in the Option Awards column represent the aggregate grant date fair value of stock options computed in accordance with Topic 718. Valuations of options were determined using the Black-Scholes option pricing model. For information regarding assumptions, factors and methodologies used in the computations pursuant to Topic 718, see Note 12 to the consolidated financial statements in this Annual Report.

(4)	The amounts shown in this column represent the Annual Incentive amounts earned by the NEOs for 2023 and paid in cash, as described in the section entitled “Annual Incentive Plan” in the CD&A.

(5)	The amounts reported in this column for 2023 for Livent’s NEOs reflect the following:

All Other Compensation	Employer Match to Qualified Savings Plan	Employer Match to Non-Qualified Savings Plan	Employer Non-Elective Contributions to Qualified Savings Plan	Employer Non-Elective "Core" Contributions to Non- Qualified Savings Plan	Supplemental Contribution to Non-Qualified Savings Plan	Club Membership	Financial Planning	Reserved Parking (a)	Total
Paul Graves	13,200	103,772	16,500	129,715		30,197	7,500	5,940	306,825
Gilberto Antoniazzi	13,200	30,627	30,300	134,050	68,000	-	7,500	5,940	289,616
Sara Ponessa	13,200	23,984	16,500	29,980		-	7,500	-	91,165

(a)	This column includes the incremental cost to Livent of providing Mr. Graves and Mr. Antoniazzi with reserved parking at Livent's Philadelphia office based on the monthly amount paid.

GRANTS OF PLAN BASED AWARDS

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:		Fair Value
		Under Non-Equity Incentive			Under Equity Incentive			Number of	Number of	Exercise or	Of Stock
		Plan Awards (1)			Plan Awards (2)			Shares of Stock	Securities	Base Price of	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying Options	Option Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)	(#)(4)	($/Sh)	($)
Paul W. Graves		0	860,000	1,720,000
	2/22/2023				11,184	22,367	44,734				550,005	(5)
	2/22/2023							47,150			1,100,010	(6)
	2/22/2023								59,653	23.33	550,001	(7)
	12/22/2023										149,287	(8)
	12/22/2023										385,478	(9)
Gilberto Antoniazzi		0	292,500	585,000
	2/22/2023				2,796	5,592	11,184				137,507	(5)
	2/22/2023							11,788			275,014	(6)
	2/22/2023								14,914	23.33	137,507	(7)
	12/22/2023										39,519	(8)
	12/22/2023										96,374	(9)
Sara Ponessa		0	234,000	468,000
	2/22/2023				2,288	4,576	9,152				112,524	(5)
	2/22/2023							9,645			225,018	(6)
	2/22/2023								12,202	23.33	112,502	(7)
	12/22/2023										28,543	(8)
	12/22/2023										78,864	(9)

(1)
The actual amount of the Annual Incentive paid to each NEO with respect to 2023 is stated in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The threshold, target and maximum performance signify performance that will yield a rating of 0, 1.0 and 2.0, respectively. In order for any payout to be earned, performance must exceed the threshold level. With respect to the Adjusted EBITDA metric, the amount paid for performance falling between the threshold and target achievement levels and the target and maximum achievement levels is determined using straight-line interpolation.

(2)
Amounts disclosed in these columns reflect the threshold, target and maximum number of PSUs that may be earned with respect to the PSUs granted to Livent’s NEOs in 2023. The PSUs would vest based on Livent’s Relative TSR Percentile Ranking over the three-year performance period from January 1, 2023 to December 31, 2025. See “Compensation Program Components—Long-Term Incentives” for a more detailed description of these PSUs.

(3)	Amounts disclosed in this column reflect the number of RSUs granted to Livent’s NEOs in 2023. The RSUs vest in full on the third anniversary of the grant date, subject to continued service.

(4)
Amounts disclosed in this column reflect the number of stock options granted to Livent’s NEOs in 2023. The options vest in full on the third anniversary of the grant date, subject to continued service.

(5)
The amounts shown for PSUs represent the aggregate grant date fair value of the PSUs, computed in accordance with Topic 718, excluding the effect of estimated forfeitures and assuming target performance. Amounts disclosed for these PSUs were determined using a Monte Carlo simulation valuation model. For information regarding assumptions, factors and methodologies used in the computations pursuant to Topic 718, see Note 12 to the consolidated financial statements in this Annual Report.

(6)
The amounts shown for RSUs represent the aggregate grant date fair value of the RSUs, computed in accordance with Topic 718, excluding the effect of estimated forfeitures. Amounts relating to RSUs reflect the market value of the RSUs using the closing price of a share of Livent’s common stock as reported on the NYSE on the date of grant, multiplied by the number of shares underlying each award.

(7)
The amounts shown for stock options represent the aggregate grant date fair value of the stock options, computed in accordance with Topic 718, excluding the effect of estimated forfeitures. Amounts disclosed for stock options were determined using the Black-Scholes option pricing model. For information regarding assumptions, factors and methodologies used in the computations pursuant to Topic 718, see Note 12 to the consolidated financial statements in this Annual Report.

(8)
Amounts disclosed in this row reflect the incremental fair value expense calculated in accordance with Topic 718 that was recognized in connection with the modification of the outstanding 2022 PSUs, the vesting of which at target was accelerated on December 22, 2023 in connection with the January 4, 2024 merger with Allkem. This amount is included in the Stock Awards column of the Summary Compensation Table. See “Compensation Awarded and Equity Treatment in Connection with Livent’s Merger with Allkem to Form Arcadium Lithium – Treatment of Outstanding Equity.”

(9)
Amounts disclosed in this row reflect the incremental fair value expense calculated in accordance with Topic 718 that was recognized in connection with the modification of the outstanding 2023 PSUs, the vesting of which at target was accelerated on December 22, 2023 in connection with the January 4, 2024 merger with Allkem. This amount is included in the Stock Awards column of the Summary Compensation Table. See “Compensation Awarded and Equity Treatment in Connection with Livent’s Merger with Allkem to Form Arcadium Lithium – Treatment of Outstanding Equity.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below reflects outstanding equity awards held by Livent’s NEOs as of December 31, 2023, and prior to the completion of the merger with Allkem. In connection with Livent’s IPO, previously granted FMC equity awards were converted into outstanding equity awards denominated in Livent stock. Therefore, the table below includes option awards previously granted by FMC to the NEOs, now denominated in Livent stock.

	Option Awards						Stock Awards
											Equity
										Equity	Incentive
				Equity						Incentive	Plan Awards:
				Incentive						Plan Awards:	Market or
				Plan Awards:						Number of	Payout Value
				Number of					Market	Unearned	of Unearned
				Securities			Number of		Value of	Shares,	Shares,
	Number of Securities			Underlying			Shares or		Shares or	Units or	Units or
	Underlying Unexercised			Unexercised	Option		Units That		Units That	Other Rights	Other Rights
	Options			Unearned	Exercise	Option	Have Not		Have Not	That Have	That Have
	Exercisable	Unexercisable		Options	Price	Expiration	Vested		Vested	Not Vested	Not Vested
Name	(#)	(#)		(#)	($)	Date	(#)		($) (1)	(#)	(#)
Paul Graves	97,273				9.12	2/27/2025
	129,301				8.29	2/27/2027
	83,342				12.26	2/15/2028
	266,667				17.00	10/10/2028
		200,512	(2)		20.35	2/22/2031	57,740	(3)	1,038,165
		60,628	(4)		21.01	2/23/2032	40,457	(5)	727,417
		59,653	(6)		23.33	2/22/2033	47,150	(7)	847,757
Gilberto Antoniazzi
	11,740				9.12	2/27/2025
	17,338				8.29	2/27/2027
	10,328				12.26	2/15/2028
	85,715				17.00	10/10/2028
		53,328	(2)		20.35	2/22/2031	15,357	(3)	276,119
		16,049	(4)		21.01	2/23/2032	10,710	(5)	192,566
		14,914	(6)		23.33	2/22/2033	11,788	(7)	211,948
Sara Ponessa	53,334				17.00	10/10/2028
		35,717	(2)		20.35	2/22/2031	10,285	(3)	184,924
		11,591	(4)		21.01	2/23/2032	7,735	(5)	139,075
		12,202	(6)		23.33	2/22/2033	9,645	(7)	173,417

(1)
Amounts disclosed in this column reflect the market value of the RSUs reported in the preceding column using the closing price of a Livent share as reported on the NYSE on December 29, 2023, the last trading day of the year, multiplied by the number of shares underlying each award.

(2)	These stock options vested and became exercisable on February 22, 2024.

(3)
These RSUs vested on February 22, 2024. These were assumed by the Company upon the closing of the merger, with a pro rata portion that vested in Company shares and the remaining portion that converted to equivalent awards with respect to Company stock subject to the same terms and conditions.

(4)	These stock options will vest and become exercisable on February 23, 2025.

(5)
These RSUs will vest on February 23, 2025. These RSUs were assumed by the Company upon the closing of the merger, with a pro rata portion that vested in Company shares and the remaining portion that converted to equivalent awards with respect to Company stock subject to the same terms and conditions.

(6)	These stock options will vest and become exercisable on February 23, 2026.

(7)
These RSUs will vest on February 23, 2026. These RSUs were assumed by the Company upon the closing of the merger, with a pro rata portion that vested in Company shares and the remaining portion that converted to equivalent awards with respect to Company stock subject to the same terms and conditions.

OPTION EXERCISES AND STOCK VESTED TABLE 2023

The data in the “Option Exercises and Stock Vested” table is compiled based on each transaction date. As noted above, in connection with Livent’s IPO, previously granted FMC awards were converted into outstanding equity awards denominated in Livent stock. Therefore, the table below includes options exercised and stock award vesting events for such awards.

	Option Awards		Stock Awards

	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#) (1)	($) (2)	(#) (3)	($) (4)
Paul Graves	71,303	465,252	42,781	703,320
Gilberto Antoniazzi	8,603	33,466	10,996	180,774
Sara Ponessa			8,479	139,395

(1)	The amounts shown in this column represent the total number of shares subject to options exercised during 2023.

(2)
The amounts shown in this column reflect the difference between the price of a share of Livent’s common stock underlying the option when exercised and the applicable exercise price, multiplied by the number of shares underlying each award. The value realized on exercise is pre-tax.

(3)
The amounts shown in this column represent the total number of shares subject to PSUs, the vesting of which at the target level was accelerated from January 4, 2024, the expected closing date of the merger between Livent and Allkem, to December 22, 2023.

(4)
The amounts shown in this column reflect the value realized upon vesting of the PSUs as calculated based on the price of a share of Livent’s common stock on the vesting date, multiplied by the number of shares underlying each award. The value realized on vesting is pre-tax.

NONQUALIFIED DEFERRED COMPENSATION TABLE 2023

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FY (3)
Name	($)	($)	($)	($)	($)
Paul Graves	146,215	233,487	55,303	0	4,068,301
Gilberto Antoniazzi	54,783	232,676	139,215	0	898,696
Sara Ponessa	46,480	53,964	66,193	0	454,076

(1)	The amounts listed in this column are reported as compensation in the amounts included in the “Salary” column of the Summary Compensation Table 2023.

(2)
The amounts listed in this column are reported as compensation in the “All Other Compensation” column of the  Summary Compensation Table 2023. In addition to the employer matching contribution of $103,772, Mr. Graves received nonqualified non-elective contributions of 5% of compensation on his eligible earnings amount, which was $129,715. In addition to the employer matching contribution of $99,347, Mr. Antoniazzi received a nonqualified non-elective employer contribution of 15% of compensation on his eligible earnings amount, which was $134,050, and a supplemental employer contribution of $68,000 related to Mr. Antoniazzi relinquishing FMC pension plan benefits when moving to Livent. Ms. Ponessa received an employer matching contribution of $23,984. Ms. Ponessa also received nonqualified non-elective contributions of 5% of compensation on her eligible earnings amount, which was $29,980.

(3)
Amounts listed in this column for Mr. Graves include an aggregate of $1,534,128 which was reported in previous years in Livent’s Summary Compensation Table or, during Mr. Graves’ prior tenure as a named executive officer at FMC, in FMC’s Summary Compensation Table. The amounts listed for Mr. Antoniazzi and Ms. Ponessa include an aggregate of $485,693 and $280,028 respectively, which were reported in Livent’s Summary Compensation Table in previous years.

Livent’s Nonqualified Savings Plan was a deferred compensation plan that provided for employee contributions as well as Livent matching, non-elective and discretionary contributions. The Nonqualified Savings Plan worked in tandem with Livent’s Qualified Savings Plan. Please see the “Post-Employment Compensation” section above for a description of such plans.

Employee and employer contributions to the Nonqualified Savings Plan were deemed invested by the employee in his or her choice of more than 20 investment alternatives. All investments, except for the FMC Stock Fund and Livent Stock Fund, were mutual funds, and all investments could be exchanged by the employee at any time. Earnings on investments were market earnings. There were no programs or provisions for guaranteed rates of return. Distributions under Livent’s Nonqualified Savings Plan had to occur or commence at the earlier of separation of service plus six months or at a designated time elected by the employee at the time of deferral. Distributions may be in a lump sum or installments as determined by the employee’s distribution election.

Livent’s Nonqualified Savings Plan was subject to certain disclosure and procedural requirements of ERISA, but as a “top hat” plan was not subject to the eligibility, vesting, accrual, funding and fiduciary responsibility requirements of ERISA. The Nonqualified Savings Plan represented an unfunded liability and all amounts listed in the table above were unsecured and therefore not guaranteed to be fully paid in the event of Livent’s insolvency or bankruptcy.
Mr. Graves’ and Ms. Ponessa’s balances in Livent’s Nonqualified Savings Plan include amounts the NEOs transferred into the plan from a legacy FMC nonqualified plan.
PAY RATIO DISCLOSURE
We disclose here the Livent CEO to median employee pay ratio as calculated in accordance with Item 402(u) of Regulation S-K. In order to identify a median employee, we examined the total cash compensation for all Livent employees, excluding the CEO and certain non-U.S. based employees as described below, who were employed by Livent on November 1, 2023. We included all Livent employees, whether employed on a full-time, part-time, or temporary basis. We annualized the compensation for any non-temporary Livent employee who was not employed by Livent for the full year in 2023. For non-U.S. employees, we converted their total cash compensation to U.S. Dollars based on a published average annual exchange rate as of November 1, 2023. We excluded less than 5% of our non-U.S. based employees as follows: Australia (1), South Korea (2), Canada (3), Japan (3), and Singapore (23). After excluding the Livent CEO and these non-U.S. based employees, Livent had 398 U.S.-based employees and 738 non-U.S. based employees, and irrespective of these exclusions, Livent had 398 U.S.-based employees and 770 non-U.S. based employees as of November 1, 2023. Due to anomalous compensation characteristics of the employee originally identified using such methodology, we substituted such employee with an employee with substantially similar compensation, whose compensation was viewed as more representative of the Livent median employee.
We calculated annual total compensation for the Livent median employee using the same methodology we use for Livent’s named executive officers as set forth in the 2023 Summary Compensation Table in this Annual Report. Using this methodology, we have estimated that the median employee’s annual total compensation was $74,929, and the annual total compensation of the CEO was $5,070,011. Therefore, the 2023 Livent CEO to median employee pay ratio is 68:1.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Although Livent did not maintain individual employment agreements with any NEO that provide guaranteed payments in the event of a termination of employment, upon such a termination, or upon a change in control of Livent, Livent maintained certain arrangements, guidelines, plans and programs pursuant to which Livent’s NEOs could be eligible to receive certain cash severance, equity vesting and other benefits.

The amounts that Livent’s NEOs could receive are set forth below for the following types of termination of employment:

•	Termination without cause not in connection with a change in control;

•	Termination without cause or by executive for good reason following a change in control;

•	Death or disability;

•	Retirement; and

•	Termination for cause.

In accordance with SEC rules, we have used certain assumptions in determining the amounts shown and the narrative below. We have assumed that the termination of employment or change in control occurred on December 31, 2023. On that date, the closing price on the NYSE of a Livent share was $17.98. Since many factors (e.g., the time of year when the event occurs, Livent’s stock price and the executive’s age) could affect the nature and amount of benefits a Livent NEO could potentially receive, any amounts paid or distributed upon a future termination may be different from those shown in the tables below. Under these SEC rules, the potential payments upon termination or change in control do not include certain distributions to the NEO or benefits to which the NEO is already entitled, including the value of equity awards that have already vested and distributions from qualified retirement plans.

TERMINATION WITHOUT CAUSE (NOT INVOLVING A CHANGE IN CONTROL)

Cash and Other Amounts

Livent maintained Executive Severance Guidelines (the “Severance Guidelines”), which provided non-mandatory guidance for the payment of severance pay and benefits in the event of an executive’s termination of employment by Livent without cause (other than in connection with a change in control of Livent or as a result of death, disability or normal retirement). No Livent NEO had a contractual entitlement to any severance pay or benefits under the Severance Guidelines, and the Livent Committee had the discretion to enhance or reduce the severance pay or benefits under the Severance Guidelines in any specific case. As a condition to receiving any severance pay or benefits under the Severance Guidelines, the NEO had to execute a release of claims in favor of Livent, as well as a non-solicitation, non-competition and confidentiality agreement. The Severance Guidelines provided for delivery to the NEO of the following:

•	An amount equal to 12 months of the NEO’s base salary, payable in a lump sum;

•	An amount equal to 12 months of the NEO’s target annual incentive award, payable in a lump sum;

•	A pro-rated annual incentive award (at target) for the year of termination;

•	Transition benefits (e.g., outplacement assistance up to $20,000, and financial/tax planning for the last calendar year of employment); and

•	Continuation of health benefits for the one-year period following the date of termination.

In addition, as noted above under “Compensation Awarded and Equity Treatment in Connection with Livent’s Merger with Allkem to Form Arcadium Lithium”, pursuant to the terms of their retention bonus agreements, Mr. Antoniazzi and Ms. Ponessa are entitled to payment of their retention bonuses upon a termination without cause, whether prior to or following a change in control.
Equity Awards

In the event that an NEO’s employment by Livent had been terminated without cause on December 31, 2023, the NEO’s outstanding equity incentive awards would have been treated as follows, contingent on the NEO’s execution of a release of claims and, in the case of benefits provided under the Guidelines, execution of a non-compete, non-disclosure and non-solicitation agreement:

Options

Under the Guidelines:
•	Vested stock options would have remained exercisable for twelve months; and

•
Outstanding and unvested stock options that would have vested within one calendar year following the termination date would have become exercisable on their regularly scheduled vesting dates, and remained exercisable for one year thereafter.

•	Outstanding and unvested stock options granted in 2022 and 2023 would be cancelled as of such termination.

Restricted Stock Units

Under the terms of the RSU award agreements and the Guidelines:

•	Outstanding and unvested RSUs would have vested on a pro rata basis based on the number of days the NEO was employed during the vesting period.

Performance-Based Restricted Stock Units

Under the Guidelines:

•
Outstanding and unvested PSUs would be earned based on actual performance through the end of the applicable performance period, pro rata to reflect the number of days worked during the performance period.

TERMINATION WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON FOLLOWING A CHANGE IN CONTROL

Cash and Other Amounts

Each of Livent’s NEOs entered into an Executive Severance Agreement, effective as of Livent’s IPO and as amended as of February 23, 2021, which generally provided that, in the event such individual’s employment was terminated by Livent without “cause” or by such individual for “good reason” in each case, within the 24-month period following a “change in control” of Livent (referred to in the tables that follow as a “Change in Control Termination”), then such individual would be entitled, contingent on the executive’s execution of a release of claims in favor of Livent and its affiliates, to the payments and benefits detailed below.

•	An amount equal to three times (in the case of Messrs. Graves and Antoniazzi) and two times (in the case of Ms. Ponessa) the base salary, payable in a lump sum;

•	An amount equal to three times (in the case of Messrs. Graves and Antoniazzi) and two times (in the case of Ms. Ponessa) the target annual incentive award, payable in a lump sum;

•	A pro-rated annual incentive award for the year of termination;

•	Reimbursement for outplacement services for a two-year period following the termination date, with the total reimbursements capped at 15% of base salary as of the termination date;

•
Continuation of medical and welfare benefits (including life and accidental death and dismemberment and disability insurance coverage) for such individual (and covered spouse and dependents), at the same premium cost and coverage level as in effect as of the change in control date, for three years (in the case of Messrs. Graves and Antoniazzi) and two years (in the case of Ms. Ponessa) following the date of termination (or, if earlier, the date on which substantially similar benefits at a comparable cost are available from a subsequent employer) or, if such benefits continuation is not permissible under the applicable plan or would result in adverse tax consequences, cash benefits in lieu thereof under the upated Executive Severance Agreements; and

•
Continuation of retirement benefits for three years (in the case of Messrs. Graves and Antoniazzi) and two years (in case of Ms. Ponessa) following the date of termination of the annual Livent contribution made on the NEO’s behalf to the Livent’s qualified retirement plan and the Livent’s nonqualified retirement plan as in effect immediately prior to the date of the change in control (excluding any pre-tax or post-tax contribution authorized by an NEO).

The Livent Executive Severance Agreements provided that if the amounts to be received in connection with a change in control would trigger the excise tax on parachute payments, either the payments would be lowered so as not to trigger the excise tax, or they would be paid in full subject to the tax, whichever produces the better net after-tax position.

Equity Awards

To the extent that the successor of the surviving entity (or its parent) of Livent had continued or assumed equity awards upon the change in control, but the NEO’s employment was terminated without cause or the NEO resigned for good reason within the 24 months following the change in control all outstanding and unvested stock options and RSUs would have vested and all outstanding and unvested PSUs would have vested at the greater of target or actual performance as of the date of the change in control, subjected to execution of a release of claims.

To the extent that a change in control had occurred on December 31, 2023, and the successor or the surviving entity (or its parent) had failed to continue or assume equity awards, then under the terms of those awards, all outstanding and unvested stock options and RSUs would have vested on the change in control and all outstanding and unvested PSUs would have vested at the greater of target or actual performance as of the change in control.

As discussed above in the CD&A section of this Annual Report, the vesting of the outstanding performance-based restricted stock units held by each NEO was accelerated on December 22, 2023 in connection with merger with Allkem, and vested at the target level of performance.

Generally, the following definitions apply to Livent’s equity grants:

•
A “Change in Control” is generally the acquisition of 20% or more of Livent’s common stock; a substantial change in the composition of Livent’s Board such that the current Board no longer constitutes a majority; a merger, sale of substantially all of the assets or acquisition, unless the beneficial owners prior to the transaction own more than 60% of the resulting corporation.

•
“Cause” generally means a wilful and continued failure to substantially perform the executive’s material employment duties, wilful and deliberate conduct which is materially injurious to Livent, or having been convicted to a felony on or prior to the Change in Control.

•
“Good Reason” generally means the assignment of duties materially inconsistent with the executive’s duties and status as an employee or reduction in the nature of the duties, Livent requiring the executive to be based at a location which is at least 50 miles further from the office where the executive is located at the time of the Change in Control, or a reduction in base salary, each of which Livent had failed to cure after receiving notice from the Named Executive Officer.

DEATH OR DISABILITY

In the event of a termination of a Livent’s NEO’s employment due to death or disability, the NEO would not be entitled to severance pay or benefits, and outstanding equity incentive awards would have been treated as follows:

•	All outstanding and unvested stock options would fully vest and become exercisable, and would remain exercisable for up to five years following the date of termination;

•	All outstanding and unvested RSUs would fully vest;

•
If an NEO’s employment terminates due to his or her disability, all outstanding and unvested PSUs would be earned based on actual performance through the end of the applicable performance period as if the NEO had remained in service; and

•	If an NEO’s employment terminates due to his or her death, all outstanding and unvested PSUs would be earned at target as of the date of the NEO’s death.

RETIREMENT

The equity awards granted in 2021 and 2022 to Livent NEOs did not contain retirement vesting provisions, nor did Livent’s equity plan.
CAUSE

In the event of a termination of an NEO’s employment for cause, all outstanding and unvested equity awards will be cancelled, and all vested stock option awards will expire immediately.
TABLES

Paul Graves
Executive Benefits and Payments	Change in Control		Termination		Death or
Upon Termination(1) or	Termination		Without Cause*		Disability
Change in Control	($)		($)		($)
Cash Severance	5,160,000	(2)	1,720,000	(3)	N/A
Annual Incentive	674,240	(4)	860,000	(5)	0
Stock Options	0	(6)	0	(7)	0	(6)
Restricted Stock Units	2,613,339	(8)	1,677,948	(9)	2,613,339	(8)
Performance Stock Units	0		0		0
Company Contributions to Savings Plans	350,917	(10)	0		0
Welfare Benefits	92,126	(11)	29,549	(12)	0
Transition Benefits	129,000	(13)	20,000	(14)	0
Best Net After-Tax Forfeiture	0	(16)	N/A		N/A
TOTAL	9,019,622		4,307,497		2,613,339

Gilberto Antoniazzi

Executive Benefits and Payments	Change in Control		Termination		Death or
Upon Termination(1) or	Termination		Without Cause*		Disability
Change in Control	($)		($)		($)
Cash Severance	2,227,500	(2)	742,500	(3)	N/A
Annual Incentive	229,320	(4)	292,500	(5)	0
Stock Options	0	(6)	0	(7)	0	(6)
Restricted Stock Units	680,633	(8)	441,876	(9)	680,633	(8)
Performance Stock Units	0		0		0
Company Contributions to Savings Plans	335,480	(10)	0		0
Welfare Benefits	91,793	(11)	29,549	(12)	0
Transition Benefits	67,500	(13)	20,000	(14)	0
Retention Bonus	250,000	(15)	250,000	(15)	0
Best Net After-Tax Forfeiture	0	(16)	N/A		N/A
TOTAL	3,882,225		1,776,426		680,633

Sara Ponessa
Executive Benefits and Payments	Change in Control		Termination		Death or
Upon Termination(1) or	Termination		Without Cause*		Disability
Change in Control	($)		($)		($)
Cash Severance	1,248,000	(2)	624,000	(3)	N/A
Annual Incentive	183,456	(4)	234,000	(5)	0
Stock Options	0	(6)	0	(7)	0	(6)
Restricted Stock Units	497,417	(8)	311,144	(9)	497,417	(8)
Performance Stock Units	0		0		0
Company Contributions to Savings Plans	74,369	(10)	0		0
Welfare Benefits	60,929	(11)	29,549	(12)	0
Transition Benefits	58,500	(13)	20,000	(14)	0
Retention Bonus	250,000	(15)	250,000	(15)
Best Net After-Tax Forfeiture	-210,722	(16)	N/A		N/A
TOTAL	2,161,948		1,468,693		497,417

* Amounts shown generally reflect the amounts specified in the Severance Guidelines, which are not contractually guaranteed.

(1) On December 31, 2023, Messrs. Graves and Antoniazzi and Ms. Velazquez-Ponessa were not eligible to retire.

(2) The amount shown is equal to three times (two times for Ms. Ponessa) the sum of base salary plus target annual incentive, calculated by using the highest annualized base salary and target annual incentive available to the NEO during his/her career with the Company.

(3) The amount shown is equal to the sum of 12 months of base salary plus target annual incentive

(4) The amount shown is the pro rata amount of any annual incentive award payable in the year of separation. This is the same annual incentive amount reported in the Summary Compensation Table because the table assumes termination would have occurred on the last day of the fiscal year.

(5) The amount shown is the prorated target bonus for the year of termination based on the Severance Guidelines.

(6) All unvested stock options vest upon the change in control, even if the NEO was not terminated, if the surviving entity fails to continue or assume the award. The amount shown is the value of all unvested stock options based upon the difference between the exercise price and the stock price of $17.98 at December 29, 2023. Please note, however, that the ultimate value of the foregoing options will depend on the stock price on the date of exercise.

(7) The Severance Guidelines provide that all options that would have vested within one year following termination will become exercisable on their regularly scheduled dates. As noted above, the Severance Guidelines are not binding on the Company and are intended to serve merely as guidelines, with the Livent Committee retaining the ultimate discretion to modify the Severance Guidelines for any specific termination. The amount shown is the value of all unvested stock options based on the difference between the exercise price and the stock price of $17.98 at December 29, 2023. Please note, however, that the ultimate value of the foregoing options will depend on the stock price on the date of exercise.

(8) All unvested RSUs vest upon the change in control, even if the NEO was not terminated, if the surviving entity fails to continue or assume the award. The amount shown is the market value of all unvested RSUs based on the stock price of $17.98 at December 29, 2023.

(9) Unvested RSUs will vest pro rata, with such pro ration calculated as described on page 38.

(10) The amount shown is equal to three times (two times for Ms. Ponessa) the sum of the annual Company contributions made on the Executive’s behalf to the Livent Savings and Investment Plan and the Livent Nonqualified Savings Plan.

(11) Welfare benefits of health care and dental, life insurance and disability insurance continue for three years (two years for Ms. Ponessa). The amounts shown are the estimated cost to the Company for such benefits during the period.

(12) Welfare benefits of health care and dental insurance continue for one year. The amounts shown are the estimated cost to the Company for such benefits during the period.

(13) The executives are entitled to outplacement services, which are capped at 15% of the NEO’s base salary. The actual amounts paid in respect of such services will be determined based upon the outplacement services obtained, if any, by an NEO upon termination. However, the amounts reflected in the table represent the maximum amounts that could be paid by the Company in respect of these services.

(14) The executives are entitled to outplacement services up to $20,000, plus financial and tax planning services for the last calendar year of employment. Executives generally receive an allowance for financial planning and tax benefits, which are not shown in the table because they would have already been used by an executive terminated on December 31, 2023.

(15)  The executives are entitled to a retention bonus if employed by the Company 12 months after the closing date of the transaction or if terminated by the Company without cause prior to the payment.

(16) The NEO severance agreements provide that, if the amounts to be received upon a change in control would trigger the excise tax on parachute payments, either the payments will be lowered so as not to trigger the excise tax, or they will be paid in full subject to the tax, whichever produces the better net after-tax position. The benefits of Mr. Antoniazzi exceeded the triggering amount, and forfeiture of benefits resulted in a better after-tax situation than the receipt of full benefits with payment of the excise tax. Therefore, we have shown amounts that he would have forfeited upon a theoretical termination of employment on December 31, 2023 in the table. The amount shown does not take into account any possible reductions related to “reasonable compensation” for services before and/or after the change in control date.
DIRECTOR COMPENSATION

COMPENSATION POLICY

Livent maintained the Livent Corporation Compensation Policy for Non-Employee Directors (“Director Compensation Policy”) to provide for the compensation of Livent’s non-employee directors, as described below. The Board of Directors of Livent (“Livent Board”) administered the Director Compensation Policy. The Director Compensation Policy was not applicable to directors who were also employees of Livent or its affiliates. Accordingly, Mr. Graves, Livent’s CEO, received no additional compensation for his service as a director. For a description of the compensation paid to Mr. Graves for his service during 2023 as Livent’s CEO, see the section titled “Executive Compensation”.

RETAINER AND FEES

Each non-employee director is paid an annual retainer of $75,000 or a pro rata amount for any portion of a year served. The retainer is paid in four installments in cash unless the director elects to receive it in restricted stock units (“RSUs”). Restricted stock units granted in lieu of an annual cash retainer are awarded on May 1 of the relevant calendar year, and are subject to forfeiture on a pro rata basis if the director does not serve for the full year in respect of which the retainer is paid. The forfeiture condition is waived in the event of a change in control of the Company or if the director’s service ceases due to his or her death or disability.
Competitive market data on director pay levels and design practices were prepared by and reviewed with Livent’s compensation consultant, Aon. In February 2023, the Livent Nominating and Corporate Governance Committee recommended, and the Livent Board approved, changes to director compensation for the director compensation year beginning on May 1, 2023. Specifically, the fee paid to the chairs of the Livent Nominating and Corporate Governance Committee and the Livent Sustainability Committee increased to $12,000 (from $10,000), and the non-executive chair fee increased to $65,000 (from $20,000). Members of Livent’s committees received annual retainers with respect to their committee membership as follows: $7,500 for the Livent Audit Committee ($20,000 for the chair), $5,000 for the Livent Compensation Committee ($15,000 for the chair), and $4,000 for the Livent Nominating and Corporate Governance Committee and Livent Sustainability Committee. The chair of the Executive Committee does not receive any additional compensation with respect to such service. All such annual retainer, committee and chair payments are paid in four installments.

ANNUAL GRANT OF RESTRICTED STOCK UNITS

Each Livent non-employee director also received an annual grant of restricted stock units on May 1 of each calendar year having a value of $105,000 on the date of grant. These annual grants vest at the annual meeting of Livent stockholders held in the year following the date of grant or, if sooner, upon a change in control of Livent. In addition, the RSUs would vest on a pro rata basis if the director died before the annual meeting at which the units would have otherwise vested.

PAYMENT OF VESTED RESTRICTED STOCK UNITS

A Livent director was permitted to specify, prior to the year in which the RSUs were credited, the date upon which he or she wished to receive payment in Common Stock of any vested RSUs. In the absence of an election, payment would be made upon the earlier of a director’s cessation of service on the Livent Board or a change in control of Livent. The directors’ ability to sell any distributed shares remains subject to the restrictions of Livent’s Director Stock Ownership Policy, which policy is described below.

OTHER COMPENSATION

Livent non-employee directors also received dividend equivalent rights on all RSUs awarded as part of their annual retainers and on any vested RSUs awarded as an annual grant. Such dividend equivalent rights were credited in the form of additional RSUs equal in value to the cash dividends paid to stockholders. The dividend equivalent rights awarded as part of an annual retainer were generally subject to forfeiture on a pro rata basis if a director did not serve on the Livent Board for the full year in respect of which the retainer grant is made, except the forfeiture condition was waived in those circumstances described in the “Retainer and Fees” section above. No other remuneration was paid to Livent non-employee directors for services as a director of Livent. Non-employee directors did not participate in Livent’s nonqualified deferred compensation plan or employee benefit plans.

DIRECTOR STOCK OWNERSHIP POLICY

Livent established guidelines setting expectations for the ownership of Livent stock by non-employee directors. The Director Stock Ownership Policy required that within five years of being elected to the Livent Board, each non-employee director hold a minimum of five times the value of the annual cash retainer (the “ownership requirement”), in Livent stock. For this purpose, undistributed shares underlying RSUs (both vested and non-vested) were considered “held” by a director. A director had five years from the date of his or her election to the Livent Board to achieve compliance with the ownership requirement. However, even during the initial five-year phase-in period, directors were not permitted to sell shares of Livent Common Stock, other than to satisfy tax liabilities triggered by Livent Company equity grants, unless they were in compliance with the ownership requirement (calculated on the then current annual cash retainer) immediately following any sale of Livent Common Stock. Compliance with the ownership requirement was measured at the time of any proposed sale or disposition of shares of Livent Common Stock by a director, and after the initial five-year phase-in period, on December 31 of each year.
DIRECTOR COMPENSATION TABLE 2023

The table below shows the total compensation paid to each non-employee director who served on the Board during 2023.

Name (a)	Fees Earned or Paid in Cash ($)(b)		Stock Awards(1) ($)(c)	All Other Compensation ($)(d)	Total ($)(e)
Pierre F. Brondeau	124,568		105,014	–	229,582
G. Peter D’Aloia	89,721		105,014	–	194,735
Michael F. Barry	91,413		105,014	–	196,427
Pablo Marcet	52,911		105,014	–	157,925
Steven T. Merkt	86,442	(2)	105,014	–	191,456
Christina Lampe-Önnerud	78,529		105,014	–	183,543
Robert C. Pallash	57,976		105,014	–	162,990
Andrea E. Utecht	74,910		105,014	–	179,924

(1)
The amounts in this column reflect the grant date fair value of directors’ stock awards for 2023 computed in accordance with FASB ASC Topic 718. See Note 12 to the consolidated and combined financial statements contained in this Annual Report, for the assumptions used in the valuations that appear in this column. The column includes, for all of the directors, a grant of 5,027 RSUs, with a grant date fair value of $105,014. The number of RSUs outstanding and unvested at fiscal year-end for each director was: 5,027 for all directors.

(2)
For Mr. Merkt, the amount shown includes the portion of cash fees foregone in the first four months of 2023 based on his election to receive RSUs in lieu of annual retainer cash fees in respect of service on the Board between May 1, 2022 and April 30, 2023, as previously disclosed in our 2023 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

The following table shows, as of April 15, 2024, the number of ordinary shares beneficially owned by each current director or nominee for director, the NEOs, and all current directors, nominees for director and executive officers as a group. Each director or nominee and each NEO beneficially owns less than one percent of the Ordinary Shares. The percentage of outstanding shares is based on 1,075,180,995 ordinary shares outstanding as of April 15, 2024.

Name	Beneficial Ownership on April 15, 2024	Percent of Class
Paul W. Graves(1)	2,735,237	*
Gilberto Antoniazzi(1)	567,145	*
Sara Ponessa(1)	292,713	*
Michael F. Barry(2)	82,946	*
Peter Coleman(2)	44,517	*
Alan Fitzpatrick(2)	7,320	*
Florencia Heredia(2)	10,650	*
Leanne Heywood(2)	25,002	*
Christina Lampe-Önnerud(2)	0	*
Pablo Marcet(2)	30,876	*
Steven T. Merkt(2)	1,203	*
Fernando Oris de Roa(2)	91,000	*
Robert C. Pallash(2)	75,945	*
John Turner(2)	90,960	*
All current directors and executive officers as a group (14 persons)(1)(2)	4,055,514	*

*          Less than one percent of class

(1) For the NEOs, shares “beneficially owned” include: (i) shares owned or controlled by the individual; and (ii) shares held in the Livent Nonqualified Savings Plan (235,345 for Mr. Graves), and the Livent Qualified Savings Plan for the account of the individual; (iii) restricted stock units that will vest within 60 days of April 15, 2024; and (iv) shares subject to options that are presently exercisable or will be exercisable within 60 days of April 15, 2024 (1,869,687 for Mr. Graves, 429,347 for Mr. Antoniazzi, 214,256 for Ms. Ponessa, and 2,513,290 for all current executive officers as a group).

(2)  For the non-employee Directors, shares “beneficially owned” include: (i) shares owned or controlled by the individual; and (ii) restricted stock units that are vested as of April 15, 2024 (82,946 for Mr. Barry, 44,517 for Mr. Coleman, 7,320 for Mr. Fitzpatrick, 10,650 for Ms. Heredia, 25,002 for Ms. Heywood, 0 for Ms. Lampe-Önnerud, 30,876 for Mr. Marcet, 1,203 for Mr. Merkt, 91,000 for Mr. Oris de Roa, 75,945 for Mr. Pallash and 90,960 for Mr. Turner, and 460,419 for all directors as a group). Directors have no power to vote or dispose of shares represented by restricted stock units until the shares are distributed and, until such distribution, directors have only an unsecured claim against the Company.

Security Ownership of Certain Beneficial Owners

Based on Schedule 13D and 13G filings submitted to the SEC, The Company is aware of the following beneficial owners of more than five percent of the Company’s outstanding ordinary shares as of the dates set forth in the footnotes to the table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	125,326,956	(1)	11.7%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	116,788,824	(2)	10.9%

(1)	According to the Schedule 13G filed with the SEC on February 7, 2024, BlackRock, Inc. beneficially owned 125,326,956 shares.

(2)	According to the Schedule 13G filed with the SEC on April 10, 2024, the Vanguard Group, Inc. beneficially owned 116,788,824 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy

Under the Company’s Related Party Transactions Policy (the “Policy”), any related party transaction may be consummated or may continue only if the Audit Committee or, if the Audit Committee sees fit, another committee of disinterested, independent members of the Board of Directors (such committee, the “Committee”), has approved or ratified the transaction in accordance with the guidelines set forth in such policy.

The Policy defines “related parties” to include any person who is or was at any time since the beginning of the last completed fiscal year: an executive officer or director of the Company and their immediate family members, a 5% beneficial owner of the Company’s voting securities and any immediate family member of such owner, or any nominee for director of the Company and the immediate family members of such nominee.

Prior to entering into a related party transaction or once becoming aware of a potential related party transaction, each director, director nominee and executive officer is required to notify the General Counsel of any transaction involving the Company and such a related party that may be a related party transaction and provide all relevant material information regarding the potential related party transaction.

All transactions that are determined to be related party transactions are required to be pre-approved or ratified by the Committee, except that any such transaction that exceeds $120,000 must be pre-approved. The Committee will not approve or ratify a related party transaction unless it has determined that, upon consideration of all relevant information, the transaction is in, or not inconsistent with, the interests of the Company and its shareholders.

FMC Distribution

Livent, a subsidiary of the Company, became a public company upon completion of the initial public offering in 2018 (the “IPO”). On March 1, 2019, Livent became an independent company as a result of FMC’s distribution to FMC shareholders of all 123 million shares of Livent common stock that FMC owned as a pro rata dividend on shares of FMC common stock outstanding at the close of business on February 25, 2019.

In connection with the IPO, Livent entered into certain agreements with FMC to provide a framework for its relationship with FMC following the IPO, including but not limited to a Separation and Distribution Agreement, a Shareholders’ Agreement, a Registration Rights Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement and several Sublease Agreements. Most of the agreements with FMC have either been terminated or no longer contain material obligations to be performed by Livent. The only agreement that is still active and under which Livent still has material obligations is summarized below, while material agreements are filed as exhibits to the Company’s periodic reports filed with the SEC. The summary below is qualified in its entirety by reference to the full text of such agreement.

Tax Matters Agreement

Livent entered into a tax matters agreement that governs Livent’s and FMC’s respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business, and taxes, if any, incurred as a result of any failure of the Distribution (or certain related transactions) to qualify as tax-free for U.S. federal income tax purposes. The tax matters agreement also sets forth the respective obligations of Livent and FMC with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters. Under the tax matters agreement, FMC generally will be responsible for all of Livent’s income taxes that are reported on combined tax returns with FMC or any of its affiliates for tax periods ending on or before December 31, 2017. For the year ended December 31, 2023, Livent has recorded a ($0.4) million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC and a $1.3 million indemnification asset from FMC regarding uncertain tax positions that are related to Livent’s legacy business before the IPO and for which Livent is indemnified by FMC. Livent will generally be responsible for all other income taxes, that would be applicable to it if it filed the relevant returns on a stand-alone basis, and all non-income taxes attributable to Livent’s business.

Legal Services

One of our directors, Ms. Heredia, is a partner at the law firm of Allende & Brea. In 2023, the firm provided more than $900,000 of legal services to our two predecessor companies for the performance of legal services, including from Ms. Heredia. The majority of the services that the firm provided, including Ms. Heredia, was to Allkem prior to the merger that formed the Company. While we expect that Allende & Brea will continue to provide legal services to the Company from time to time, in the ordinary course of business, Ms. Heredia will cease being involved and will not personally provide any legal services to the Company. Allende & Brea has instituted policies so that Ms. Heredia has no professional involvement in the engagement with the Company. In addition, the amount of legal services that Allende & Brea provides is not a substantial part of the Company’s overall payments for legal services, and the Company will only engage the firm when it determines that the engagement is appropriate, based on the firm’s experience, expertise and efficiency, and in the Company’s best interest.

Director Independence
The Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Sustainability Committee are entirely composed of independent directors as determined by the Board of Directors on the basis set forth above.
The Board has affirmatively determined that each of Mr. Barry, Mr. Coleman, Mr. Fitzpatrick, Ms. Heredia, Ms. Heywood, Ms. Lampe-Önnerud, Mr. Marcet, Mr. Merkt, Mr. Pallash, Mr. Oris de Roa and Mr. Turner meets the NYSE rules regarding independence and has no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is KPMG LLP (“KPMG”), Philadelphia, PA, Auditor Firm ID: PCAOB ID 185.

For the fiscal years 2022 and 2023, KPMG’s fees, all of which were approved by the Audit Committee, are included in the table below.

(In Thousands)	2023	2022
Audit Fees(1)	$5,835	$3,232
Audit Related Fees(2)	185	29
Tax Fees(3)	137	200
All Other Fees(4)	0	0
TOTAL	$6,157	$3,461

(1) Fees for professional services performed by KPMG for the integrated audit of the Company’s annual consolidated financial statements included in the Company’s Form 10-K filing and quarterly reviews of the financial statements included in the Company’s Reports on Form 10-Q filings. The amount also includes other services that are normally provided by KPMG in connection with statutory and regulatory filings. The fiscal year 2023 fees also include registration statement review and integration procedures related to the merger of equals transaction between Livent and Allkem.

(2) Fees for services performed by KPMG that include audit related services in connection with attestations by KPMG that are required by statute, regulation, or contractual requirements.

(3) Fees for professional services performed by KPMG with respect to tax compliance reviews.

(4) Fees for other permissible work performed by KPMG that do not fall within the categories set forth above.

 Pre-Approval of Independent Registered Public Accounting Firm Services

The Audit Committee has adopted a Pre-Approval Policy with respect to audit and non-audit services performed by its independent registered public accounting firm. The following is a summary of the Pre-Approval Policy.

Prior to the commencement of services for a given year, the Audit Committee grants pre-approval of expected services and estimated fees, as presented by the independent registered public accounting firm. The independent registered public accounting firm routinely updates the Audit Committee during the year in which the services are performed as to the actual services provided and related fees pursuant to the Pre-Approval Policy.

Unexpected services or services for which the fees to be incurred would exceed pre-approved amounts, require specific approval before the services may be rendered. Requests or applications to provide such services that require specific approval by the Audit Committee are submitted to the Chair of the Audit Committee by both the Company’s Chief Financial Officer and the independent registered public accounting firm.

The request or application includes a statement as to whether, in the view of both the independent registered public accounting firm and the Chief Financial Officer, such request or application is consistent with the rules of the SEC regarding auditor independence. Authority to grant approval for such services is delegated to the Chair of the Audit Committee subject to a $100,000 limit for each request, and limited to $500,000 in the aggregate per year, provided that any such approval is then be reviewed by the full Audit Committee at the next regularly scheduled meeting.

The Audit Committee has determined that the independence of KPMG has not been adversely impacted as a result of the non-audit services performed by such accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed with this Report

1.    No financial statement or supplemental data are filed with this Amendment No. 2 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

2.     Exhibits: See attached Index of Exhibits

(b)          Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 2 and is incorporated herein by reference in response to this item.

Exhibit No.	Exhibit Description
31.5*	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.6*	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIUM LITHIUM PLC
(Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves
President, Chief Executive Officer and Director

Date: April 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	President, Chief Executive Officer and Director	April 29, 2024
/S/ GILBERTO ANTONIAZZI Gilberto Antoniazzi	Vice President, Chief Financial Officer and Treasurer	April 29, 2024
/S/ RONALD STARK Ronald Stark	Chief Accounting Officer	April 29, 2024
/S/ PETER COLEMAN Peter Coleman	Chairman and Director	April 29, 2024
/S/ ROBERT C. PALLASH Robert C. Pallash	Director	April 29, 2024
/S/ ALAN FITZPATRICK Alan Fitzpatrick	Director	April 29, 2024
/S/ MICHAEL F. BARRY Michael F. Barry	Director	April 29, 2024
/S/ STEVEN T. MERKT Steven T. Merkt	Director	April 29, 2024
/S/ FLORENCIA HEREDIA Florencia Heredia	Director	April 29, 2024
/S/ CHRISTINA LAMPE-ÖNNERUD Christina Lampe-Önnerud	Director	April 29, 2024
/S/ PABLO MARCET Pablo Marcet	Director	April 29, 2024
/S/ LEANNE HEYWOOD Leanne Heywood	Director	April 29, 2024
/S/ FERNANDO ORIS DE ROA Fernando Oris de Roa	Director	April 29, 2024
/S/ JOHN TURNER John Turner	Director	April 29, 2024