Form 10-Q
period 2024-03-31
Arcadium Lithium plc
filed 2024-05-10
CIK 1977303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 001-38694
__________________________________________________________________________
ARCADIUM LITHIUM PLC
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Bailiwick of Jersey	98-1737136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Market Street	Suite 12, Gateway Hub
Suite 2550	Shannon Airport House
Philadelphia, PA	Shannon, Co. Clare
United States	Ireland
19103	V14 E370

(Address of principal executive offices) (Zip Code)
215-299-5900	353-1-6875238
(Registrant’s telephone number, including area code)
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $1.00 per share	ALTM	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12B-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2024, there were 1,075,191,645 Ordinary Shares, $1.00 par value per share, outstanding.

ARCADIUM LITHIUM PLC

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
Allkem	Allkem Pty Ltd, a proprietary company limited by shares incorporated in Australia and a wholly owned subsidiary of Arcadium beginning in 2024, previously known as Allkem Limited, a public company limited by shares and converted from a public to a proprietary limited company on March 6, 2024.
Allkem Livent Merger	The combination of Livent and Allkem in a stock-for-stock transaction pursuant to the Transaction Agreement. The transaction closed on January 4, 2024.
AOCL	Accumulated other comprehensive loss
Acquisition Date	January 4, 2024, the date the Allkem Livent Merger transaction closed
Arcadium or Arcadium Lithium	Arcadium Lithium plc, previously known as Allkem Livent plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey), the registrant.
Arcadium NQSP	Livent Non-Qualified Savings Plan
Arcadium Plan	Arcadium Lithium plc Omnibus Incentive Plan
ARO	Asset Retirement Obligation
ASC 321	Accounting Standards Codification Topic 321 - Investments - Equity Securities
ASC 842	Accounting Standards Codification Topic 842 - Leases
Credit Agreement	As amended, provides for a $500 million senior secured revolving credit facility
E&E	Exploration and evaluation
EAETR	Estimated annual effective tax rate
ESM	ESM ILiAD, LLC, parent of ILiAD Technologies, LLC, both subsidiaries of EnergySource Materials, LLC
EV	Electric vehicle
Exchange Act	Securities and Exchange Act of 1934, as amended
Exchange Ratio	Pursuant to the Transaction Agreement, each share of Livent common stock, par value $0.001 per share, was converted into the right to receive 2.406 Arcadium Lithium ordinary shares
FMC	FMC Corporation
ILiAD	Integrated Lithium Adsorption Desorption
IQ	Investissement Québec, a company established by the Government of Québec to favor investment in Québec by Québec-based and international companies
IRA	Inflation Reduction Act of 2022
JEMSE	Jujuy Energia Minera Sociedad del Estado, which owns 8.5% of SDJ SA
Livent	Livent Corporation, a Delaware corporation, a wholly owned subsidiary of Arcadium beginning in 2024 and Arcadium's predecessor
MdA	Minera del Altiplano SA, the local operating subsidiary in Argentina for the Fénix operations
Merger Sub	Lightning-A Merger Sub, Inc., a Delaware corporation
Naraha Plant	Our lithium hydroxide manufacturing plant in Naraha, Japan, in which we have a 49% ownership interest and 75% economic interest through our investment in TLC, an unconsolidated affiliate accounted for under the equity method of accounting.
Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, QLP, in which we own a 50% equity interest in NLI, we are developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec.

Olaroz Plant	Our lithium extraction and manufacturing plant in Jujuy, Argentina, in which we own a 66.5% indirect equity interest through our subsidiaries SDJ Pte and SDJ SA
PRSU	Performance-based restricted share unit
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Arcadium, which owns a 50% equity interest in the Nemaska Lithium Project.

QLP Merger
On June 6, 2022, Livent closed on the Transaction Agreement and Plan of Merger with The Pallinghurst Group to provide Livent with a 50% equity interest in Nemaska Lithium, Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of Québec Lithium Partners (UK) Limited, previously owned by The Pallinghurst Group and certain of its investors.

Revolving Credit Facility	Arcadium's $500 million senior secured revolving credit facility, as provided by the Credit Agreement
RSU	Restricted share unit
SDJ Pte	Sales de Jujuy Pte Ltd, Allkem's 72.68% owned subsidiary in Singapore which owns 91.5% of SDJ SA.
SDJ SA	Sales de Jujuy S.A., Allkem's 66.5% indirectly owned operating subsidiary in Argentina which operates the Olaroz Plant
SDV SA
Galaxy Lithium (SAL DE VIDA) S.A., Allkem's 100% indirectly owned subsidiary in Argentina which is developing a lithium extraction and manufacturing facility in the Salar del Hombre Muerto, the Sal de Vida Project.

SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Transaction Agreement	Transaction Agreement entered into on May 10, 2023 (as amended on August 2, 2023, November 5, 2023 and December 20, 2023), by and among Livent, Allkem, Arcadium, Merger Sub and Arcadium Lithium Intermediate IRL Limited, a private company limited by shares and incorporated and registered in Ireland, providing for the Allkem Livent Merger
TLC	Toyotsu Lithium Corporation
TLP	Toyotsu Lithium Pte Ltd, a subsidiary of TTC with a 27.32% ownership in SDJ Pte
TTC	Toyota Tsusho Corporation
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
In this Quarterly Report on Form 10-Q ("Form 10-Q"), the results of the Company as of and for the three months ended March 31, 2024 include the operations and financial position of Allkem. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger which closed on January 4, 2024, we are presenting the results of predecessor Livent’s operations for the three months ended March 31, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023 (1)
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$261.2	$253.5
Cost of sales	116.8	87.5
Gross margin	144.4	166.0
Selling, general and administrative expenses	39.9	16.3
Research and development expenses	1.1	1.0
Restructuring and other charges	83.6	1.9
Total costs and expenses	241.4	106.7
Income from operations before equity in net loss of unconsolidated affiliate, interest income, net, loss on debt extinguishment and other gain	19.8	146.8
Equity in net loss of unconsolidated affiliate	—	8.1
Interest income, net	(11.0)	—
Loss on debt extinguishment	0.2	—
Other gain	(43.1)	—
Income from operations before income taxes	73.7	138.7
Income tax expense	53.8	23.9
Net income	19.9	114.8
Net income attributable to noncontrolling interests	4.3	—
Net income attributable to Arcadium Lithium plc	$15.6	$114.8
Basic earnings per ordinary share	$0.01	$0.27
Diluted earnings per ordinary share	$0.01	$0.23
Weighted average ordinary shares outstanding - basic	1,053.4	432.0
Weighted average ordinary shares outstanding - diluted	1,122.1	503.3
_______________________________
1.For the three months ended March 31, 2023, basic and diluted earnings per ordinary share and weighted average ordinary shares outstanding - basic and diluted amounts represent predecessor Livent and have been adjusted to reflect the 2.406 Exchange Ratio. Represents the results of predecessor Livent’s operations for three months ended March 31, 2023 which do not include the operations of Allkem.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Three Months Ended March 31,
	2024	2023 (1)
(in Millions)	(unaudited)
Net income	$19.9	$114.8
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation loss/(income) arising during the period	(20.2)	1.5
Total foreign currency translation adjustments	(20.2)	1.5
Derivative instruments:
Unrealized hedging gains, net of tax of less than zero and $0.1	0.2	0.2
Total derivative instruments	0.2	0.2
Other comprehensive (loss)/income, net of tax	(20.0)	1.7
Comprehensive (loss)/income	(0.1)	116.5
Comprehensive income attributable to noncontrolling interests	4.3	—
Comprehensive (loss)/income attributable to Arcadium Lithium plc	$(4.4)	$116.5
______________________
1.Represents the results of predecessor Livent’s operations for three months ended March 31, 2023, which do not include the operations of Allkem.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2024	December 31, 2023 (1)
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$472.7	$237.6
Trade receivables, net of allowance of approximately $0.1 in 2024 and $0.3 in 2023	93.5	106.7
Inventories, net	328.8	217.5
Prepaid and other current assets	165.7	86.4
Total current assets	1,060.7	648.2
Investments	38.6	34.8
Property, plant and equipment, net of accumulated depreciation of $279.1 in 2024 and $269.1 in 2023	6,793.7	2,237.1
Goodwill	1,309.9	120.7
Other intangibles, net	56.8	53.4
Deferred income taxes	35.9	1.4
Right of use assets - operating leases, net	55.6	6.8
Other assets	442.1	127.7
Total assets	$9,793.3	$3,230.1
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$80.6	$2.4
Accounts payable, trade and other	197.2	115.4
Accrued and other liabilities	126.6	136.8
Contract liability - short-term	30.6	4.4
Operating lease liabilities - current	10.2	1.3
Income taxes	89.3	8.3
Total current liabilities	534.5	268.6
Long-term debt	502.7	299.6
Operating lease liabilities - long-term	44.9	5.6
Environmental liabilities	7.5	7.0
Deferred income taxes	1,429.9	126.4
Contract liability - long-term	218.3	217.8
Other long-term liabilities	93.2	21.3
Commitments and contingent liabilities (Note 19)	—	—
Total current and long-term liabilities	2,831.0	946.3
Equity
Arcadium Lithium plc shareholders' equity:
Ordinary shares; $1.00 par value; 5,000,000,000 shares authorized; 1,075,070,500 and 433,059,946 shares issued; 1,074,807,292 and 432,796,277 outstanding as of March 31, 2024 and December 31, 2023, respectively	0.1	0.1
Capital in excess of par value of ordinary shares	5,574.0	1,170.4
Retained earnings	680.1	664.5
Accumulated other comprehensive loss	(69.8)	(49.8)
Treasury shares, ordinary, at cost; 263,208 and 263,669 shares as of March 31, 2024 and December 31, 2023, respectively	(1.0)	(1.0)
Total Arcadium Lithium plc shareholders’ equity	6,183.4	1,784.2
Noncontrolling interests	778.9	499.6
Total equity	6,962.3	2,283.8
Total liabilities and equity	$9,793.3	$3,230.1
_________________________
1.Represents the financial position of predecessor Livent as of December 31, 2023, which does not include the financial position of Allkem.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023 (1)
(in Millions)	(unaudited)
Cash (used in)/provided by operating activities:
Net income	$19.9	$114.8
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Depreciation and amortization	17.2	6.8
Restructuring and other charges	(43.1)	0.6
Deferred income taxes	(20.9)	1.4
Share-based compensation	2.2	1.9
Change in investments in trust fund securities	(0.8)	0.2
Loss on debt extinguishment	0.2	—
Equity in net loss of unconsolidated affiliate	—	8.1
Other gain, Blue Chip Swap	(29.6)	—
Other non-cash adjustments	2.7	(0.4)
Changes in operating assets and liabilities:
Trade receivables, net	78.0	30.3
Inventories	8.4	(31.0)
Accounts payable, trade and other	(85.3)	(17.8)
Changes in deferred compensation	1.3	0.9
Contract liability - short-term	26.2	(13.0)
Income taxes	1.7	14.3
Change in prepaid and other current assets and other assets	(84.0)	(8.3)
Change in accrued and other current liabilities and other long-term liabilities	53.1	(5.9)
Cash (used in)/provided by operating activities	(52.8)	102.9
Cash provided by/(used in) investing activities:
Capital expenditures(2)	(312.3)	(73.5)
Investments in Arcadium NQSP securities	(0.9)	(0.7)
Proceeds from Blue Chip Swap, net of purchases	29.6	—
Acquired cash & cash equivalents - Allkem Livent Merger	681.4	—
Investments in unconsolidated affiliates (3)	(27.0)	(20.2)
Other investing activities (4)	(44.6)	(3.7)
Cash provided by/(used in) investing activities	326.2	(98.1)
Cash used in financing activities:
Proceeds from Revolving Credit Facility	88.0	—
Repayments of Revolving Credit Facility	(88.0)	—
Payments of financing fees	(3.5)	—
Repayments of Project Loan Facility	(18.1)	—
Payments of financing fees	—	(0.1)
Cash used in financing activities	(21.6)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	(16.7)	0.4
Increase in cash and cash equivalents	235.1	5.1
Cash and cash equivalents, beginning of period	237.6	189.0
Cash and cash equivalents, end of period	$472.7	$194.1
_________________________
1.Represents the results of predecessor Livent’s operations for three months ended March 31, 2023, which do not include the operations of Allkem.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
	2024	2023 (1)
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments for income taxes, net of refunds	$33.7	$1.9
Cash payments for interest (2)	6.6	5.5
Cash payments for Restructuring and other charges	126.7	1.3
Accrued capital expenditures	180.5	15.3
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	—	1.2
____________________
1.Represents the results of predecessor Livent’s operations for three months ended March 31, 2023, which do not include the operations of Allkem.
2.For the three months ended March 31, 2024 and 2023, $6.3 million and $3.9 million of interest expense was capitalized, respectively.
3.On October 18, 2023 we began consolidating Nemaska Lithium, see Note 9 for details.
4.Includes the Company's $39.1 million cash contributed to Nemaska Lithium in the first quarter of 2024 which, due to quarter-lag reporting, is not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. See Note 9 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Arcadium Shareholders' Equity
(in Millions Except Per Share Data)	Ordinary Shares, $1.00 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2023	$0.1	$1,170.4	$664.5	$(49.8)	$(1.0)	$499.6	$2,283.8
Net income	—	—	15.6	—	—	4.3	19.9
Allkem Livent Merger	—	4,390.4	—		—	275.0	4,665.4
Share compensation plans	—	15.8	—	—	—	—	15.8
Shares withheld for taxes and option costs - ordinary share issuances	—	(2.6)	—	—	—	—	(2.6)
Net hedging gains, net of income tax	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	(20.2)	—	—	(20.2)
Balance as of March 31, 2024	$0.1	$5,574.0	$680.1	$(69.8)	$(1.0)	$778.9	$6,962.3

	Arcadium Shareholders' Equity (1)
(in Millions Except Per Share Data)	Ordinary Shares, $1.00 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2022	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$—	$1,443.0
Net income	—	—	114.8	—	—	—	114.8
Share compensation plans	—	1.9	—	—	—	—	1.9
Shares withheld for taxes - ordinary share issuances	—	(0.5)	—	—	—	—	(0.5)
Exercise of share options	—	0.1	—	—	—	—	0.1
Net hedging gains, net of income tax	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	1.5	—	—	1.5
Balance as of March 31, 2023	$0.1	$1,161.9	$449.2	$(49.3)	$(0.9)	$—	$1,561.0
__________________________
1.Represents the results of predecessor Livent’s operations for three months ended March 31, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1: Description of the Business
Background and Nature of Operations
Arcadium Lithium plc ("Arcadium", "Arcadium Lithium", "we", "us", "Company" or "our") is a public limited company incorporated under the laws of the Bailiwick of Jersey. On January 4, 2024, Arcadium Lithium completed the previously announced Allkem Livent Merger by which Livent Corporation, a Delaware corporation ("Livent"), and Allkem Limited, an Australian company limited by shares ("Allkem"), became wholly owned subsidiaries of Arcadium Lithium. On January 4, 2024, the Company's shares started trading on the New York Stock Exchange under the trading symbol ALTM. See Note 4, Allkem Livent Merger for further details.
While Arcadium Lithium is a newly formed company from the merger of Allkem and Livent, our company has a rich heritage of innovation and a long, proven history of producing performance lithium compounds in a safe and sustainable manner. We are vertically integrated, with a global footprint and industry-leading end-to-end capabilities across lithium production including hard-rock mining, conventional pond-based brine extraction, direct lithium brine extraction and lithium chemicals manufacturing.
Our lithium asset portfolio, consisting of both operating assets and development projects, provides us with global reach, scale, and product flexibility. Today we have operating resources in Argentina and Australia and downstream conversion assets in the U.S., China, Japan, and the U.K. We also have multiple ongoing development projects in Argentina (greenfield and brownfield) and Canada (greenfield) to increase production capabilities and our ability to meet the needs of customers around the world. In the U.S., we operate the only integrated mine-to-metal production facility in the Western Hemisphere for high purity lithium metal, a core component of next generation battery technologies.
We manufacture a wide range of lithium products, including battery-grade lithium hydroxide, battery-grade lithium carbonate, spodumene, and other specialty chemicals such as butyllithium and high purity lithium metal. Our products are used in various performance applications, including lithium-based batteries, specialty polymers and pharmaceutical products and chemical synthesis applications.

Note 2: Significant Accounting Policies and Related Financial Information
In this Form 10-Q, the results of the Company as of and for the three months ended March 31, 2024 include the operations and financial position of Allkem. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger, we are presenting the results of predecessor Livent’s operations for the three months ended March 31, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, the condensed consolidated results of operations, the condensed consolidated statement of comprehensive income and the condensed consolidated statement of changes in equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated cash flows for the three months ended March 31, 2024 and 2023. All intercompany transactions and balances have been eliminated in consolidation. For entities that we control, but own less than 100%, we record the minority ownership as noncontrolling interest. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").
Segment Information
In January 2024, Arcadium Lithium completed the Allkem Livent Merger. See Note 4, Allkem Livent Merger for further details. Following the closing of the Allkem Livent Merger, we currently operate as one reportable segment based on the commonalities among our products and services. As integration evolves, we will continue to assess this determination.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Revenue Recognition
Revenue from product sales is recognized when we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. Payment terms generally range from 20 to 180 days.
In determining when the control of goods is transferred, we typically assess, among other things, the transfer of title and risk of loss and the shipping terms of the contract.
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded in cost of sales. When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued to cost of sales when the related revenue is recognized.
Amounts billed for sales and use taxes, VAT, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from revenue in the condensed consolidated statements of operations. We record a liability until remitted to the respective taxing authority.
We satisfy our obligations by transferring goods and services in exchange for consideration from customers. The timing of performance sometimes differs from the timing the associated consideration is received from the customer, thus resulting in the recognition of a contract asset or liability. These may arise from provisional pricing within certain of our customer contracts, or if the customer’s payment of consideration is received prior to completion of our related performance obligation. Provisional pricing results in variable consideration which we estimate by using an expected value method taking into account all information that is reasonably available including publicly available pricing forecasts. We only include variable consideration within the transaction price to the extent that it is probable that a significant reversal in the amount of revenue recognized will not occur.
Equity method investments
We stop applying the equity method when we have reduced the value of our equity method investment, commitments and additional investments (i.e., loans or advances) in the investee to zero. If the investee subsequently reports net income, we resume applying the equity method when our share of that net income is equal to the suspended losses (i.e., our share of the investee's net losses not previously recognized).
If facts and circumstances indicate that a decrease in value of the investment has occurred that is other than temporary, we recognize an impairment loss equal to an amount by which the carrying amount exceeds the fair value of the equity method investment. There were no impairments during the three months ended March 31, 2024.
Goodwill
The Company accounts for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance that requires that goodwill and indefinite-lived intangible assets not be amortized.
Under the guidance, goodwill is tested for impairment by comparing the estimated fair value of reporting units to the related carrying value. Reporting units are either operating business segments or one level below operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, a qualitative test ("Step 0") is initially performed, under which qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, it is determined that it is "more-likely-than-not" that the fair value of the reporting unit is less than the carrying value, a quantitative test ("Step 1") is performed. During Step 1, the fair value is estimated using a discounted cash flow model.
Mine Development Costs
Mine development costs include: a) exploration and evaluation ("E&E") expenditures incurred during the search for mineral resources as well as the determination of the technical feasibility and commercial viability of extracting the mineral resource; and b) stripping costs of removing overburden and waste materials to access the mineral body at an open pit mine.
The Company capitalizes E&E expenditures to PP&E under a successful efforts basis when proven and probable reserves are established for the sites where E&E activities are being performed. E&E assets recognized as part of business combinations are also capitalized. All other E&E expenditures are expensed.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Stripping costs incurred prior to the production phase are capitalized to PP&E during the development of an open pit mine. When multiple open pits exist at a mining complex utilizing common processing facilities, such pre-production stripping costs are capitalized at each pit. The removal, production, and sale of de minimis saleable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material. The production phase of an open pit mine commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in Cost of Sales in the same period as the revenue from sale of that inventory.
Capitalized mine development costs are amortized using the units-of-production method based on estimated recoverable minerals in proven and probable reserves, and are amortized over the estimated life of the mineral body.
Mineral Interests
Mineral interests include acquired interests in production, development and exploration stage properties. Mineral interests are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. Mineral interests in the development and exploration stage are not amortized until the underlying property is converted to the production stage, at which point the mineral interests are amortized over the estimated recoverable proven and probable reserves using a units-of-production method.
Asset Retirement Obligations
The Company accounts for asset retirement obligations ("AROs") in accordance with ASC 410-20, Asset Retirement Obligations "ASC 410-20". We record AROs at present value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount. See Note 13, for details.
The carrying amounts of the AROs as of March 31, 2024 and December 31, 2023 was $12.5 million and $3.7 million, respectively. These amounts are included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheets.
Blue Chip Swap
Our wholly owned subsidiaries in Argentina use the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. In 2023, the Blue Chip Swap rate diverged significantly from Argentina’s official rate due to economic conditions, but the gap has narrowed considerably in 2024 due to reforms. In the first quarter of 2024, U.S. dollars were transferred into Argentina through the Blue Chip Swap method whereby we realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of $29.6 million for the three months ended March 31, 2024 was recorded to Other gain in our condensed consolidated statements of operations.

Note 3: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
In December 2023, the Financial Accounting Standard Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures to better assess how an entity's operation and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the effect the guidance will have on our condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We are currently evaluating the effect the guidance will have on our condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 4: Allkem Livent Merger
On January 4, 2024 (the "Acquisition Date") Arcadium completed the previously announced Allkem Livent Merger by and among Livent Corporation, a Delaware corporation ("Livent"), Allkem Limited, an Australian public company ("Allkem"), Arcadium Lithium plc, a public limited company incorporated under the laws of the Bailiwick of Jersey ("Arcadium"), Lightning-A Merger Sub, Inc. ("Merger Sub"), and Arcadium Lithium Intermediate IRL Limited, a private company limited by shares and incorporated and registered in Ireland ("Irish IntermediateCo").
The transaction was consummated by way of (a) a scheme of arrangement under Australian law, pursuant to which each issued, fully paid ordinary share of Allkem held by Allkem shareholders was exchanged for either one Arcadium Lithium CHESS Depositary Instrument (a "CDI") quoted on the Australian Stock Exchange (each CDI representing a beneficial ownership interest in one Arcadium ordinary share), or one Arcadium ordinary share (par value $1.00 per share) and (b) a merger, whereby Merger Sub, a wholly owned subsidiary of Irish IntermediateCo (a direct wholly owned subsidiary of Arcadium) merged with and into Livent, with Livent as the surviving entity. Each share of Livent common stock, par value $0.001 per share (each, a "Livent Share"), was converted into the right to receive 2.406 Arcadium ordinary shares.
Pursuant to the Allkem Livent Merger, 433,156,855 Arcadium ordinary shares (including 96,909 related to accelerated PRSU awards) were issued to former Livent stockholders and 641,337,840 Arcadium ordinary shares (comprising 98,725,616 Arcadium ordinary shares and 542,612,224 CDIs in respect of Arcadium ordinary shares) were issued to former Allkem shareholders. The Acquisition Date fair value of consideration transferred consisted of the following:

(in millions)	Amount
Consideration:
Fair value of Arcadium ordinary shares issued to Allkem shareholders	$4,385.6
Fair value of converted Allkem performance rights attributable to pre-combination service	4.8
Total consideration	$4,390.4
The Allkem Livent Merger meets the criteria to be accounted for as a business combination and is accounted for using the acquisition method of accounting with Livent being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Allkem and its subsidiaries are recorded at their respective fair values as of the date of completion of the Allkem Livent Merger and the difference between the fair value of the consideration paid for the acquired entity and fair value of the net assets acquired is recorded as goodwill.
The fair value of the assets, liabilities and noncontrolling interest of Allkem under the business combination guidance, including the impact of income taxes, is preliminary. The preliminary fair value allocation is subject to change for up to one year subsequent to the Acquisition Date. Determining the fair value of the assets and liabilities of Allkem requires judgement and certain assumptions to be made, the most significant of these being related to the valuation of Allkem's mining properties and rights.
Transaction and related costs directly attributable to the acquisition of Allkem, consisting primarily of advisor fees, legal fees, accounting fees, and certain deal related bonuses were $67 million, for the three months ended March 31, 2024. The costs were expensed as incurred and are included in restructuring and other charges.
The following table summarizes the preliminary purchase price allocation for the Allkem Livent Merger as of January 4, 2024, which is subject to change:

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions, except per share amounts)	Amount

Total consideration	$4,390.4

Assets acquired:
Cash and cash equivalents	$681.4
Trade receivables	64.2
Inventories	121.3
Prepaid and other current assets	87.2
Property, plant and equipment	4,325.5
Right of use assets - operating leases, net	53.4
Deferred income tax assets	26.3
Other assets (1)	192.9
Total assets acquired	$5,552.2

Liabilities assumed:
Accounts payable, trade and other	$221.9
Accrued and other current liabilities	35.1
Income taxes	78.8
Long-term debt including current portion	301.7
Operating lease liabilities - long-term	53.4
Environmental liabilities	18.9
Deferred income tax liabilities	1,316.7
Other long-term liabilities	49.5
Total liabilities assumed	$2,076.0

Fair value of net assets acquired	$3,476.2
Add: Fair value of noncontrolling interests acquired	275.0
Fair value of net assets acquired less noncontrolling interests acquired	$3,201.2
Goodwill	$1,189.2
___________________
1.Includes long-term semi-finished goods inventory.
Trade receivables
The $64.2 million of acquired trade receivables represents the fair value of the gross amount due under the contracts.
Property, Plant and Equipment
Property, plant and equipment is inclusive of the fair value of mineral rights totaling $2,745 million and non-mineral rights property, plant and equipment totaling $1,580.5 million. The fair value of the mineral rights was estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the asset, net of charges for the use of other identifiable assets of the business including working capital, fixed assets, and other intangible assets. Mineral rights are depreciated using a units-of-production method while all other property, plant and equipment is depreciated using the straight-line method.
Goodwill
Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets acquired. The amount disclosed within the table, subject to change for up to on year subsequent to the Acquisition Date, is attributable to the value of growth opportunities and expected synergies created by incorporating Allkem's business and operations into the Company's operations and the value of the assembled workforce. The goodwill has no amortizable basis for income tax purposes.

Allkem revenues and earnings
The following table represents Allkem's revenues and net earnings included in Arcadium's condensed consolidated statements of operations from the Acquisition Date through March 31, 2024.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended March 31,
2024
Revenue	$102.5
Income from operations before income taxes	$78.2

Pro Forma Financial Information
Due to the Allkem Livent Merger closing on January 4, 2024, all activity in the first quarter of 2024 except for the first three days of January, which management deemed not material, is included in Arcadium’s condensed consolidated statements of operations. The following unaudited pro forma financial information for the three months ended March 31, 2023 is based on our historical consolidated financial statements adjusted to reflect the Allkem Livent Merger as if it occurred on January 1, 2023, the first day of the most recently completed fiscal year. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the Allkem Livent Merger had been completed as of the beginning of the periods presented, nor is it indicative of future results. The unaudited pro forma information is not necessarily indicative of operating results that would have been achieved had the acquisition been completed as of January 1, 2023 and does not intend to project the future financial results of the Company after the acquisition. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and does not reflect the cost of any integration activities or synergies that may be derived from any integration activities. The unaudited pro forma financial results are as follows:

(in Millions)	Three Months Ended March 31,
2023
(Unaudited)
Revenue	$569.4
Net income	$234.1

Note 5: Goodwill

The following table summarizes the changes in goodwill for the three months ended March 31, 2024.

(in Millions)	Allkem	Nemaska Lithium	Total
Balance as of December 31, 2023	$—	$120.7	$120.7
Acquisitions - Allkem Livent Merger	1,189.2	—	1,189.2
Balance as of March 31, 2024	$1,189.2	$120.7	$1,309.9

See Note 4 for further details.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended March 31,
	2024	2023
Asia Pacific (1)	$220.1	$167.0
North America (1)	20.7	51.9
Europe, Middle East & Africa	19.6	32.8
Latin America	0.8	1.8
Consolidated Revenue	$261.2	$253.5
1.During the three months ended March 31, 2024, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, and South Korea. Sales for the three months ended March 31, 2024 for China, Japan, and South Korea totaled $125.9 million, $46.0 million, and $45.5 million, respectively. During the three months ended March 31, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, the U.S., South Korea, and Japan. Sales for the three months ended March 31, 2023 for China, the U.S., South Korea, and Japan totaled $88.4 million, $50.2 million, and $35.1 million, and $33.4 million, respectively.
For the three months ended March 31, 2024, three customers accounted for approximately 22%, 16%, and 14%, respectively, of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 79% of consolidated revenue. For the three months ended March 31, 2023, two customers accounted for approximately 25% and 19% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 68% of consolidated revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended March 31,
	2024	2023
Lithium Hydroxide	$110.6	$152.7
Lithium Carbonate (1)	79.8	9.5
Butyllithium and Other Lithium Specialties	46.0	91.3
Spodumene Concentrate (2)	24.8	—
Consolidated Revenue	$261.2	$253.5
______________________
1.Includes lithium carbonate by-product revenue.
2.Includes low-grade spodumene sales and minimal other products.

Contract asset and contract liability balances
We satisfy our obligations by transferring goods and services in exchange for consideration from customers. The timing of performance sometimes differs from the timing the associated consideration is received from the customer, thus resulting in the recognition of a contract asset or liability. Provisional pricing within certain of our customer contracts may result in recognition

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
of a contract asset or liability. We recognize a contract liability if the customer’s payment of consideration is received prior to completion of our related performance obligation.
The following table presents the opening and closing balances of our contract liabilities and current trade receivables, net of allowances from contracts with customers.

(in Millions)	Balance as of March 31, 2024	Balance as of December 31, 2023	(Decrease)/increase
Receivables from contracts with customers, net of allowances	$93.5	$106.7	$(13.2)
Contract liability - short-term	30.6	4.4	26.2
Contract liability - long-term	218.3	217.8	0.5

Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations is approximately $1.8 billion in the next five years. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 7: Inventories, Net

Inventories consisted of the following:

(in Millions)	March 31, 2024	December 31, 2023
Finished goods	$114.1	$59.1
Semi-finished goods	122.2	108.8
Raw materials, supplies, and other	92.5	49.6
Inventory, net	$328.8	$217.5

Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out ("FIFO") basis.

Note 8: Investments
Investments consisted of the following:

(in Millions)	March 31, 2024	December 31, 2023
ESM ILiAD, LLC	$30.1	$30.1
Arcadium NQSP	6.0	4.7
Other	2.5	—
Investments	$38.6	$34.8
ESM ILiAD, LLC ("ESM")
In the fourth quarter of 2023, the Company entered into an agreement with EnergySource Minerals, LLC ("EnergySource"), a developer of lithium projects in the Salton Sea Known Geothermal Resource Area in California, for a minority equity interest in ESM, a subsidiary of EnergySource and the parent company of ILiAD Technologies, LLC ("ILiAD Technologies"). In connection with its investment in ESM, Arcadium Lithium will have the right to license ILiAD Technologies' Integrated Lithium Adsorption Desorption ("ILiAD") technology for potential deployment at its lithium brine resources in Argentina.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Arcadium Lithium accounts for its interest in ESM under ASC Topic 321, Investments – Equity Securities ("ASC 321"). Since our investment in ESM does not have a readily determinable fair value, we use the measurement alternative under ASC 321. Our investment is measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values. As of March 31, 2024 and December 31, 2023, the carrying amount of our investment in ESM was $30.1 million.
Toyotsu Lithium Corporation ("TLC")
The Company owns 49% of the Class A voting shares and 100% of the Class B non-voting shares in TLC. Toyota Tsusho Corporation ("TTC") owns 51% of the Class A voting shares. As a result, the Company has a 75% economic interest and a 49% ownership interest in TLC and TTC has the remaining 25% economic interest and 51% ownership interest in TLC. TLC constructed and now operates the Naraha Lithium Hydroxide Plant (the "Naraha Plant"), located in Japan. The technical grade lithium carbonate feedstock for the plant is sourced from the Company’s Olaroz Plant.
The Company accounts for its interest in TLC as an equity method investment because it does not have control but has significant influence. This is evidenced by the Company having 2 of the 5 board members while decisions are made by a majority. In addition to capital contributions made through its investment in TLC, Allkem has also provided past funding through loans. At the Acquisition Date, the carrying values of the investment in TLC and a fully reserved loan receivable were zero and fair value was deemed to be equal to carrying value.
For the three months ended March 31, 2024, we did not record any gains or losses related to our interest in TLC to Equity in net loss of unconsolidated affiliates in our condensed consolidated statements of operations. At March 31, 2024, the carrying values of our interest in TLC and the loan receivable were zero.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 9: Partially-Owned Subsidiaries and Noncontrolling Interests
Nemaska Lithium Inc. ("Nemaska Lithium", or "NLI")
Nemaska Lithium, domiciled in Canada and headquartered in Montreal, Québec, is a non-public lithium company not yet in the production stage. It is a development company aiming to vertically integrate, from extracting, processing and concentrating spodumene to conversion of spodumene into battery-grade lithium hydroxide, primarily intended for EV and other energy storage applications. Its primary assets are construction in progress and intangibles principally related to intellectual property. Nemaska Lithium intends to develop the Whabouchi spodumene mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec (collectively, the "Nemaska Lithium Project"). As a developing company and to fund the Nemaska Lithium Project, Nemaska Lithium is reliant on securing financing from its shareholders through share subscriptions.
On October 18, 2023, we entered into an amendment to our shareholders agreement with Nemaska Lithium, and also amendments to certain related service agreements. The amendments to these agreements provide QLP with control of certain substantive participating rights, and as such, the Company began to consolidate Nemaska Lithium as of October 18, 2023. Nemaska Lithium is a development company which, as of the October 18, 2023 consolidation date, met the U.S. GAAP definition of a business and, as such, the Company remeasured its equity interest in Nemaska, including the noncontrolling interest of Investissement Québec ("IQ"), at fair value as of the consolidation date. We estimated the fair value of IQ's noncontrolling interest by multiplying the total fair value of Nemaska Lithium equity by IQ's equity ownership interest and also considered any discounts for lack of control and marketability.
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
Before October 18, 2023, the Company accounted for its 50% interest in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it was included in Investments in our consolidated balance sheets. The carrying amount of our interest in Nemaska Lithium was $437.1 million as of December 31, 2022 under equity method investment accounting. For the three months ended March 31, 2023 we recorded a $8.1 million loss related to our interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations.
Arcadium's cash and cash equivalents balance in its condensed consolidated balance sheet as of March 31, 2024 includes Nemaska Lithium's cash of $43 million at December 31, 2023 as Nemaska Lithium is consolidated on a one-quarter lag. All cash at Nemaska Lithium will be used for capital expenditures and operating expenses of the Nemaska Lithium Project.
On March 28, 2024, Nemaska Lithium received cash of $150 million related to a second advance payment in connection with a customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. The related liability will be $97.8 million debt and $52.2 million contract liability. A total of $350 million in prepayments are expected from the customer and as of March 31, 2024, $225 million has been received.
Sales de Jujuy Pte Ltd and Sales de Jujuy S.A.
The Company has an interest of 72.68% in Sales de Jujuy Pte Ltd ("SDJ Pte"), 66.5% in Sales de Jujuy S.A. ("SDJ SA"), the legal entities which operate the Olaroz Lithium Facility (the "Olaroz Plant").
Located in the Jujuy Province of northern Argentina, the Olaroz Plant produces lithium carbonate chemicals for the battery, technical and chemical markets. The Olaroz Plant is operated through SDJ SA, which is a 91.5% owned subsidiary of SDJ Pte, a Singaporean company owned by Arcadium (72.68%) and Toyotsu Lithium Pte Ltd. (27.32%), an affiliated company of TTC. Jujuy Energia y Minera Sociedad del Estado ("JEMSE") owns the remaining 8.5% of SDJ SA. Consequently, the effective equity ownership of the Olaroz Plant is 66.5% by Arcadium, 25% by TTC, and 8.5% by JEMSE.
As of March 31, 2024, Arcadium had cash set aside of $24.6 million in other noncurrent assets in its condensed consolidated balance sheets for the guarantee of SDJ SA's Olaroz Project Loan Facility for Stage 1 and Stage 2. See Note 14 for details.
Arcadium's cash and cash equivalents balance in its condensed consolidated balance sheet as of March 31, 2024 includes $89.5 million held by the entities discussed above.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Arcadium funded JEMSE’s equity contributions in SDJ SA with an interest-free loan (the "JEMSE Receivable") to be repaid by JEMSE out of 33% of the dividends it receives from SDJ SA. The fair value of the non-current receivable is $5.5 million as of March 31, 2024.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2024	December 31, 2023
Land and land improvements	$325.2	$106.2
Buildings	724.5	134.9
Machinery and equipment	791.6	420.7
Mineral rights	3,278.0	560.0
Construction in progress	1,953.5	1,284.4
Total cost	$7,072.8	$2,506.2
Accumulated depreciation	(279.1)	(269.1)
Property, plant and equipment, net	$6,793.7	$2,237.1
Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets or a units-of-production basis based on the rate of depletion of reserves. Land is not depreciated. The major classifications of property, equipment and software, including their respective principal depreciation and amortization method and expected useful lives, consisted of the following:

Asset type	Depreciation and amortization method	Useful Life
Land	N/A	—
Land improvements	Straight-line	20 years
Buildings	Straight-line	20-40 years
Mineral rights	Units-of-production	Based on rate of depletion of reserves
Mining extraction equipment	Units-of-production	Based on rate of depletion of reserves
Leased plant and equipment	Straight-line	Lease period (1-10.5 years)
Other machinery and equipment	Straight-line	3-18 years
Software	Straight-line	3-10 years
Depreciation expense was $15.4 and $6.1 million for the three months ended March 31, 2024 and 2023, respectively.

Note 11: Restructuring and Other Charges
The following table shows other charges included in "Restructuring and other charges" in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in Millions)	2024	2023
Restructuring charges:
Severance-related and exit costs	$10.9	$1.7
Other charges:
Costs related to the Allkem Livent Merger	67.0	—
Other	5.7	0.2
Total Restructuring and other charges	$83.6	$1.9

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 12: Income Taxes
We determine our interim tax provision using an estimated annual effective tax rate methodology ("EAETR") in accordance with U.S. GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As a result, there can be significant volatility in interim tax provisions.
Provision for income taxes for the three months ended March 31, 2024 was an expense of $53.8 million resulting in an effective tax rate of 73.0%. Provision for income taxes for the three months ended March 31, 2023 was an expense of $23.9 million resulting in an effective tax rate of 17.2%.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Asset Retirement Obligations
Legacy Allkem asset retirement obligations acquired in the Allkem Livent Merger were recorded at fair value on the Acquisition Date and consist of $7.3 million, $1.5 million and $0.9 million related to the Mt Cattlin spodumene mine in Western Australia, the Olaroz lithium brine extraction facility in Jujuy, Argentina and the Sal de Vida lithium brine extraction facility (currently under development) in Catamarca, Argentina, respectively.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	March 31, 2024	December 31, 2023
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	7.18%	9.25%		2027	$—	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(2.0)	(2.4)
Nemaska - Prepayment agreement (2)			8.9%		75.0	75.0
Discount - Prepayment agreement					(20.2)	(19.8)
Nemaska - Other					0.4	3.4
Debt assumed in Allkem Livent Merger
Project Loan Facility - Stage 1 of Olaroz Plant			4.896%	2024	9.2	—
Project Loan Facility - Stage 2 of Olaroz Plant			2.612%	2029	144.0	—
Project Financing Facility - Sal de Vida			10.051%	2030	47.0	—
Affiliate Loans with TTC			11.331%	2030	81.6	—
Affiliate Loan with TLP			10.34%	2026	2.5	—
Total debt assumed in Allkem Livent Merger					284.3	—
Subtotal long-term debt (including current maturities)					583.3	302.0
Less current maturities					$(80.6)	$(2.4)
Total long-term debt					$502.7	$299.6
______________________________
1.As of March 31, 2024 and December 31, 2023, there were $15.5 million in letters of credit outstanding under our Revolving Credit Facility and $484.5 million available funds. Fund availability is subject to the Company meeting its debt covenants.
2.Represents first advance payment in connection with customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. Represents U.S. GAAP imputed interest rate. On March 28, 2024, Nemaska Lithium received a second advance payment of $150 million in connection with the customer supply agreement, with a discount of $52.2 million.
4.125% Convertible Senior Notes due 2025
In 2020, the Company issued $245.8 million in aggregate principal amount of 4.125% Convertible Senior Notes due in July 2025 (the "2025 Notes"). The 2025 Notes are our general unsecured senior obligations. Total net cash proceeds received were $238.2 million net of $7.6 million of third-party transaction costs, including initial purchasers' discounts and commissions. The Company used or will use the net proceeds received to finance or refinance eligible green projects designed to align with the provisions of the International Capital Market Association Green Bond Principles 2018.
Each $1,000 of principal of the 2025 Notes was initially convertible into 114.4885 shares of common stock of Livent Corporation, which was equivalent to an initial conversion price of $8.73 per share, subject to adjustment upon the occurrence of specified events. Following the effectiveness of that certain First Supplemental Indenture, dated as of January 4, 2024, by and among the Company, Livent Corporation and U.S. Bank Trust Company, National Association, each $1,000 of principal of the 2025 Notes is convertible into 275.459331 shares of our ordinary shares, which is equivalent to a conversion price of $3.63 per share, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any portion of the 2025 Notes, at our option, if the last reported sale price of our ordinary shares has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest. Holders of the 2025 Notes may convert their notes at any time, at their option, on or after January 15, 2025. Further, holders of the 2025 Notes may convert their notes at any time, at their option, prior to January 15, 2025 only

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
under the following circumstances: (1) during any calendar quarter commencing after September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each trading day; (2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of such period is less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day, (3) if we call any or all of the 2020 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date or (4) if specified corporate events occur. Upon conversion, the 2025 Notes will be settled in cash, shares of our ordinary shares or a combination thereof, at our election. If a fundamental change occurs prior to the maturity date, holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such an event or notice of redemption in certain circumstances.
The last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, March 31, 2024 was not greater than or equal to 130% of the conversion price as adjusted for the Allkem Livent Merger, which is $4.72, on each trading day, and as a result, the holders do not have the option to convert all or any portion of their 2025 Notes through June 30, 2024.
The conversion rate for the 2025 Notes is 275.4593 ordinary shares of Arcadium Lithium per $1,000 principal amount of 2025 Notes. The 2025 Notes mature in July 2025 and are classified as long-term debt.
The Company recognized non-cash interest related to the amortization of transaction costs for the 2025 Notes of $0.4 million for the three months ended March 31, 2024, all of which was capitalized. The Company recorded $2.5 million of accrued interest expense related to the principal amount for the three months ended March 31, 2024, all of which was capitalized.
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
The Revolving Credit Facility provides for a $500 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option to request, and subject to each Lender’s sole discretion, that the aggregate revolving credit commitments be increased to up to $700 million. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility may be used for general corporate purposes, including capital expenditures and permitted acquisitions.
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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
assets of the Borrowers and the Guarantors, including the Borrowers’ facility and real estate in Bessemer City, North Carolina, subject to certain exceptions and exclusions.
We recorded $0.8 million of incremental deferred financing costs in the condensed consolidated balance sheets for the Revolving Credit Facility commitment and legal fees and a $0.2 million loss on debt extinguishment in the condensed consolidated statements of operations for the three months ended March 31, 2024 for the write off of existing deferred financing costs to recognize a partial change in syndication related to the Revolving Credit Facility. The carrying value of our deferred financing costs was $2.7 million as of March 31, 2024 and is recorded to Other assets in our condensed consolidated balance sheet.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain restrictive agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of March 31, 2024. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of March 31, 2024.
Debt assumed as a result of Allkem Livent Merger
The following is a summary of Allkem's indebtedness that Arcadium Lithium assumed as a result of the Allkem Livent Merger.
Project Loan Facility
SDJ SA has a project loan facility with Mizuho Bank related to the Olaroz Plant (the "Project Loan Facility"):
•The Project Loan Facility for Stage 1 of the Olaroz Plant had an outstanding principal balance of $9.2 million as of March 31, 2024. The interest rate for the Stage 1 loan is the SOFR plus a margin of 0.80%. The interest rate related to 88.6% of the loan was hedged in 2015 with such rate currently at 4.896% until the last repayment in September 2024. Sales de Jujuy Pte Ltd has provided security in favor of Mizuho Bank over the shares it owns in SDJ SA and the Japan Organization for Metals and Energy Security, which covers 82.35% of the outstanding principal amount; and
•The Project Loan Facility for Stage 2 of the Olaroz project had an outstanding balance of $144.0 million as of March 31, 2024. The interest rate for the Stage 2 loan is a fixed rate of 2.6119% per annum until expiry in March 2029.
As of March 31, 2024, Arcadium had cash set aside of $24.6 million in other noncurrent assets in its condensed consolidated balance sheets for the guarantee of the Project Loan Facility.
Under an arrangement with TTC, Arcadium has reserved $77.8 million as a cash guarantee for the Olaroz Plant Project Loan Facility.
Project Financing Facility
Galaxy Lithium (SAL DE VIDA) S.A. ("SDV SA"), which is owned 100% by Arcadium, entered into a project financing facility with the International Finance Corporation related to the Sal de Vida development project ("Sal de Vida") in Argentina (the "Project Financing Facility"). The Project Financing Facility originally provided for a total of $180.0 million in limited recourse, sustainability-linked green project financing maturing in March 2033, with repayment commencing in March 2026. The Project Financing Facility had an outstanding principal balance of $47.0 million as of March 31, 2024. Arcadium Lithium expects to pay off the balance of the Project Financing Facility in the second quarter of 2024. The interest rate for the Project Financing Facility is term SOFR plus a margin of 4.8% with adjustments of up to +/- 0.25% based on the performance against agreed sustainability targets, as measured at June 2026, 2028 and 2030. The Project Financing Facility is supported by an Arcadium Lithium parent guarantee until completion of construction and subject to affirmative and negative covenants. As of March 31, 2024, Arcadium had cash set aside of $32.5 million in other noncurrent assets in its condensed consolidated balance sheets for the guarantee of the Project Financing Facility.
Affiliate Loans With TTC
SDJ SA has eleven loans with TTC related to the Olaroz Plant originally providing for a total of $93.0 million in principal. As of March 31, 2024, the loans have an outstanding principal balance of $81.6 million and are payable ranging from July 2024 until March 2030.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 15: Share-based Compensation
Arcadium Lithium plc Omnibus Incentive Plan (the "Arcadium Plan")
As of March 31, 2024, there were 64,548,000 Arcadium ordinary shares authorized for issuance under the Arcadium Plan. The Arcadium Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including share options, restricted shares, restricted share units (including performance units), share appreciation rights, and management incentive awards. The Compensation Committee of the Arcadium Board of Directors (the "Arcadium Committee") has the authority to amend the Arcadium Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
Share options granted under the Arcadium Plan may be incentive or non-qualified share options. The exercise price for share options may not be less than the fair market value of the share at the date of grant. Awards granted under the Arcadium Plan vest or become exercisable or payable at the time designated by the Arcadium Committee. The options granted in 2024 will vest on the first, second and third anniversaries of the date of grant, subject generally to continued employment, and cost is recognized over the vesting period. Incentive and non-qualified options granted under the Arcadium Plan expire not later than 10 years from the grant date.
Under the Arcadium Plan, awards of restricted share units ("RSUs") vest over periods designated by the Arcadium Committee. The RSUs granted in 2024 to employees will vest equally on the first, second and third anniversaries of the grant date, subject generally to continued employment, and cost is recognized over the vesting period. The RSUs granted to non-employee directors in 2024 vest at the Company's next annual meeting of shareholders following the grant date. Compensation cost is recognized over the vesting periods based on the market value of Arcadium ordinary shares on the grant date of the award.
Allkem Replacement Awards
Pursuant to the Transaction Agreement, the equity awards of Allkem (including performance rights) outstanding as of immediately prior to the closing of the Allkem Livent Merger were converted into equity awards denominated in shares of Arcadium ordinary shares. The Company issued time-based vesting restricted shares in connection with the conversion of such awards. The estimated fair value of the portion of the Allkem equity awards for which the required service period had been completed at the time of the closing of the Allkem Livent Merger was treated as purchase consideration. The remaining estimated fair value is recorded as compensation expense over the remainder of the service period associated with the awards. The Allkem Replacement Awards are authorized for issuance under the Arcadium Plan.
Legacy Livent Awards
As of March 31, 2024, there were 6,579,305 Arcadium ordinary shares authorized for issuance upon the exercise or settlement of the Legacy Livent Awards.
Share Compensation
We recognized the following share compensation expense for Legacy Livent Awards and awards under the Arcadium Plan:

Three Months Ended March 31,
(in Millions)	2024
Share Option Expense, net of taxes of $0.1	$0.4
Restricted Share Expense, net of taxes of $0.7	12.4
Performance-Based Restricted Share Expense, net of taxes of less than $0.1	0.4
Total Share Compensation Expense, net of taxes of $0.8 (1)	$13.2
____________________
(1)    Gross share compensation charges of $2.3 million and $13.5 million were recorded to "Selling, general and administrative expenses" and "Restructuring and other charges", respectively, in our condensed consolidated statements of operations for the three months ended March 31, 2024.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Share Options
The grant date fair values of the share options granted in the three months ended March 31, 2024, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of ten of our publicly traded peers that operate in the specialty chemical sector. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of share option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Arcadium's ordinary shares. Arcadium share options granted in the three months ended March 31, 2024 will vest equally on the first, second and third anniversaries of the grant date and expire ten years from the date of grant.
Black Scholes valuation assumptions for Arcadium Plan share option grants:

Three Months Ended March 31, 2024
Expected dividend yield	—%
Expected volatility	31.18%
Expected life (in years)	6.0
Risk-free interest rate	4.08%
The weighted-average grant date fair value of share options granted during the three months ended March 31, 2024 was $1.91 per share.

The following summary shows share option activity for the Allkem Livent Merger and the Arcadium Plan for the three months ended March 31, 2024:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2023	5,060,687	5.6 years	$6.73	$6.5
Granted	2,517,175		$4.95
Exercised	(53,056)		$4.05	$—
Outstanding March 31, 2024	7,524,806	6.6	$6.28	$0.8
Exercisable at March 31, 2024	4,142,996	4.9	$6.25	$0.8
As of March 31, 2024, we had total remaining unrecognized compensation cost related to unvested share options of $5.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years.
Restricted Share Unit Awards
The grant date fair value of RSUs under the Arcadium Plan is based on the market price per share of Arcadium's ordinary shares on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted during the three months ended March 31, 2024, will vest equally on the first, second and third anniversaries of the grant date.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Pursuant to the Transaction Agreement, on the Acquisition Date, 927,510 employee RSUs vested on an accelerated pro rata basis. The following table shows RSU activity for the Allkem Livent Merger and the Arcadium Plan for the three months ended March 31, 2024:

	Restricted Share Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested December 31, 2023	2,287,088	$7.83	$17.1
Granted (1)	2,238,079	$5.99
Vested (2)	(1,816,439)	$7.11
Nonvested March 31, 2024	2,708,728	$6.83	$10.5
___________________
1.The Company granted 1,080,825 Allkem Replacement Awards on January 12, 2024 pursuant to the Transaction Agreement.
2.Immediately prior to the Acquisition Date, 768,440 non-employee Director RSUs vested and were paid out in cash of $5.3 million pursuant to the Transaction Agreement.
As of March 31, 2024, the Arcadium Plan had total remaining unrecognized compensation cost related to unvested RSUs of $13.3 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years.

Performance-Based Restricted Share Unit ("PRSU") Awards
Pursuant to the Transaction Agreement, on the Acquisition Date, 96,885 employee PRSUs vested on an accelerated basis at the higher of the PRSU payout on the accelerated vest date, which was —%, or 100%. The following table shows PRSU activity for the three months ended March 31, 2024.

	Performance-Based Restricted Share Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2023	96,885	$9.43	$0.7
Vested	(96,885)	$9.43
Nonvested as of March 31, 2024	—	$—	$—

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 16: Equity
After the closing of the Allkem Livent Merger on January 4, 2024 and as of March 31, 2024, we had 5 billion ordinary shares of $1.00 par value each and 125 million preferred shares of $1.00 par value each authorized. The following is a summary of Arcadium's ordinary shares issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2023 (1)	433,059,946	(263,669)	432,796,277
Issued to Allkem shareholders - Allkem Livent Merger	641,337,840	—	641,337,840
PRSU and RSU awards accelerated - Allkem Livent Merger	648,969	—	648,969
Arcadium RSU awards	15,248	—	15,248
Arcadium share option awards	8,497	—	8,497
Net sales of treasury shares - Arcadium NQSP	—	461	461
Balance as of March 31, 2024	1,075,070,500	(263,208)	1,074,807,292
_____________________
1.Balances outstanding as of December 31, 2023, representing predecessor Livent, have been adjusted to reflect the 2.406 Exchange Ratio.

Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2023	$(49.8)	$—	$(49.8)
Other comprehensive (losses)/income before reclassifications	(20.2)	0.2	(20.0)
Accumulated other comprehensive loss, net of tax as of March 31, 2024	$(70.0)	$0.2	$(69.8)

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
Other comprehensive income before reclassifications	1.5	0.2	1.7
Accumulated other comprehensive loss, net of tax as of March 31, 2023	$(49.5)	$0.2	$(49.3)

Dividends
For the three months ended March 31, 2024 and 2023, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 17: Earnings Per Share
Earnings per ordinary share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential ordinary shares related to our share options, restricted share units and 2025 Notes. See Note 12 to our consolidated financial statements in Part II, Item 8 of our 2023 Annual Report on Form 10-K for more information. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential ordinary shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential ordinary shares related to our share options in periods in which the option exercise price is greater than the average market price of our ordinary shares for the period. We use the if-converted method when calculating the potential dilutive effect, if any, of our 2025 Notes.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to ordinary shares and ordinary shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2024	2023 (1)
Numerator:
Net income attributable to Arcadium Lithium plc	$15.6	$114.8

Denominator:
Weighted average ordinary shares outstanding - basic	1,053.4	432.0
Dilutive share equivalents from share-based plans	1.0	3.6
Dilutive share equivalents from 2025 Notes	67.7	67.7
Weighted average ordinary shares outstanding - diluted	1,122.1	503.3

Basic earnings per ordinary share	$0.01	$0.27
Diluted earnings per ordinary share	$0.01	$0.23
_____________________
1.For the three months ended March 31, 2023, weighted average ordinary shares outstanding - basic and diluted, dilutive share equivalents and basic and diluted earnings per ordinary share amounts represent predecessor Livent and have been adjusted to reflect the 2.406 Exchange Ratio.
Anti-dilutive share options
For the three months ended March 31, 2024, options to purchase 3,683,694 shares of our ordinary shares, respectively, at an average exercise price of $7.87 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the three months ended March 31, 2024. For the three months ended March 31, 2023, options to purchase 438,154 shares of our ordinary shares, respectively, at an average exercise price of $9.70 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the three months ended March 31, 2023.

Note 18: Financial Instruments, Risk Management and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, derivatives and amounts included in accruals meeting the definition of financial instruments. Investments in the Arcadium NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other current assets, and trade payables approximates their fair value due to their short-term nature and are considered Level 1 investments. Our other financial instruments include the following:

Financial Instrument	Valuation Method

Foreign exchange forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.

The estimated fair value of our foreign exchange forward contracts has been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as currency and commodity spot and forward rates.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3 - Unobservable inputs for the asset or liability.
The estimated fair value and the carrying amount of debt were $688.9 million and $583.3 million, respectively, as of March 31, 2024. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
Foreign Currency Exchange Risk Management
We conduct business in many foreign countries, exposing earnings, cash flows, and our financial position to foreign currency risks. The majority of these risks arise as a result of foreign currency transactions. The primary currencies for which we have exchange rate exposure are the Euro, the British pound, the Chinese yuan, the Argentine peso, the Australian dollar, the Canadian dollar and the Japanese yen. We currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and the high cost of suitable derivative instruments. Our policy is to minimize exposure to adverse changes in currency exchange rates. This is accomplished through a controlled program of risk management that could include the use of foreign currency debt and forward foreign exchange contracts. We also use forward foreign exchange contracts to hedge firm and highly anticipated foreign currency cash flows, with an objective of balancing currency risk to provide adequate protection from significant fluctuations in the currency markets.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of March 31, 2024, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. As of March 31, 2024, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $32.3 million.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
A net after-tax gain of $0.2 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2024 if spot rates in the future are consistent with market rates as of March 31, 2024. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Cost of sales” line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $87.1 million as of March 31, 2024.
Fair Value of Derivative Instruments
The following table provides the gross fair value and net balance sheet presentation of our derivative instruments. The Company had no open derivative cash flow hedge contracts as of December 31, 2023.

March 31, 2024
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivative assets
Foreign exchange contracts	$0.2
Total derivative assets (1)	0.2
Net derivative assets	$0.2
__________________
1.Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2023	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2024	$0.2

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2022	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2023	$0.2

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)		2024	2023
Foreign Exchange contracts	Other gain	$13.9	$—
Foreign Exchange contracts	Cost of sales	(3.3)	2.1
Total		$10.6	$2.1
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

(in Millions)	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$6.0	$6.0	$—	$—
JEMSE Receivable	5.5	—	—	5.5
Equity securities (2)	2.5	2.5	—	—
Derivatives – Foreign exchange	0.2	—	0.2	—
Total Assets	$14.2	$8.5	$0.2	$5.5

Liabilities
Deferred compensation plan obligation (3)	$7.2	$7.2	$—	$—
Total Liabilities	$7.2	$7.2	$—	$—

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$4.1	$4.1	$—	—
Total Assets	$4.1	$4.1	$—	$—

Liabilities
Deferred compensation plan obligation (3)	$6.7	$6.7	$—	$—
Total Liabilities (4)	$6.7	$6.7	$—	$—
____________________
1.Balance is included in “Investments” in the condensed consolidated balance sheets. Arcadium NQSP investments in Arcadium ordinary shares are recorded as "Treasury shares" in the condensed consolidated balance sheets and carried at historical cost. Mark-to-market gains of $0.8 million were recorded for the three months ended March 31, 2024 and mark-to-market losses of $0.2 million were recorded for the three months ended March 31, 2023, related to the Arcadium ordinary shares. The mark-to-market gains and losses were recorded

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
in "Selling, general and administrative expenses" in the condensed consolidated statements of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
2.Mark-to-market gains and losses are recorded to "Other gain/loss" in the condensed consolidated statement of operations.
3.Balance is included in “Other long-term liabilities” in the condensed consolidated balance sheets.
4.The Company had no open cash flow hedge contracts as of December 31, 2023.

Note 19: Commitments and Contingencies
Contingencies
We are a party to various legal proceedings, certain of these matters are discussed below. Arcadium records liabilities for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As additional information becomes available, management adjusts its assessments and estimates. Legal costs are expensed as incurred.
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina ("MdA"), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2015 to 2019, 2021 and 2022), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018, 2019, 2021 and 2022) regarding the export of lithium carbonate by MdA from each of those locations. See Note 20 for more information about the payment the Company made in June 2023 for export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022. MdA was also notified from the Argentine Tax Authority of the start of transfer pricing audits for the periods 2017 and 2018.
SDJ SA, our subsidiary in Argentina, received notification from Jujuy provincial tax authority regarding a royalty adjustment in favor of the Province for the periods 2021 and 2022. SDJ SA was also notified by the Argentine Tax Authority of the start of a transfer pricing audit for the period of 2018.
A range of reasonably possible liabilities, if any, cannot be currently estimated by the Company.
In January, 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products, which was followed by Presidential Decree No. 57/2023 in February, 2023. The Presidential Decree prospectively cancels all export rebates for lithium products. Prior to the Presidential Decree, MdA had the right to collect 4% of the FOB value for exported products (which consisted of the "La Puna" rebate which was 2.5% and the "Export" rebate which was 1.5%). In October 2023 by Presidential Decree No. 557/2023 the Export rebate of 1.5% was reinstated. Subsequent to the Presidential Decree entering into force on October 26, 2023 MdA is entitled to the 1.5% rebate/refund on FOB value of its exported products. As of March 31, 2024, MdA has a receivable of approximately $4.5 million USD which is still valid and remains in force after the Presidential Decrees.
Australia Tax Matters
We were informed on April 16, 2024 that the Australian Taxation Office will be performing a combined assurance review of Allkem Limited and its Australian subsidiaries for the period of July 1, 2019 to June 30, 2023.
Leases
All of our leases are operating leases as of March 31, 2024 and December 31, 2023. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of two to twenty-seven years.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Company assumed an ROU asset and corresponding lease liability of $53.4 million in the Allkem Livent Merger, all of which are accounted for as operating leases.
Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended March 31,
(in Millions, except for weighted-average amounts)	2024	2023
Lease Cost
Operating lease cost	$4.3	$0.3
Short-term lease cost	0.1	0.1
Total lease cost (1)	$4.4	$0.4
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$4.4	$0.3
__________________________
1.Lease expense is classified as "Selling, general and administrative expenses" in our condensed consolidated statements of operations.

As of March 31, 2024, our operating leases had a weighted average remaining lease term of 7.9 years and a weighted average discount rate of 8.4%.
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2024	$11.9
2025	10.0
2026	9.1
2027	8.4
2028	8.0
Thereafter	31.0
Total future minimum lease payments	78.4
Less: Imputed interest	(23.3)
Total	$55.1

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 20: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	March 31, 2024	December 31, 2023
Prepaid and other current assets
Tax related items	$71.8	$29.5
Prepaid expenses	30.8	16.9
Argentina government receivable (1)	9.8	7.9
Other receivables	47.6	28.2
Bank Acceptance Drafts (2)	0.6	—
Derivative assets (Note 17)	0.2	—
Other current assets	4.9	3.9
Total	$165.7	$86.4

(in Millions)	March 31, 2024	December 31, 2023
Other assets
Argentina government receivable (1), (3)	$80.4	$71.3
Advance to contract manufacturers (4)	26.8	27.6
Long-term semi-finished goods inventory	192.2	1.0
Tax related items	4.2	4.0
Capitalized software, net	1.7	1.1
Investment in transit - Nemaska Lithium (5)	39.1	—
Other assets	97.7	22.7
Total	$442.1	$127.7
_________________
1.We have various subsidiaries that conduct business in Argentina. As of March 31, 2024 and December 31, 2023, $39.4 million and $38.8 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. A recent judicial decision relating to the U.S. dollar-denominated export tax receivable portion ($34.8 million) permits the Argentina government to reimburse us in Argentine pesos at the historical foreign exchange rate applicable at each past payment date, adjusted by a bank deposit interest rate. While Arcadium filed an appeal on November 6, 2023 and believes it has valid defenses on the technical merits, the ultimate resolution of this matter could result in a possible loss of up to $34.3 million. We continually review the recoverability of all outstanding receivables by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. The Company accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.In June 2023, the Company decided to pay $21.7 million for the export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022 registered in those locations. This payment stops the accrual of any further interest. It was a deposit made under protest and was not an admission of any of the claims made by the Customs Authorities or a waiver of any of the Company's defenses, including recovery of the deposit plus interest. The cases remain in discussion. See Note 19 for more information.
4.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.
5.Represents the Company's cash contributed to Nemaska Lithium in the first quarter of 2024 which, due to quarter-lag reporting, are not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. See Note 9 for details.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2024	December 31, 2023
Accrued and other current liabilities
Accrued payroll	$32.4	$31.2
Retirement liability - 401k	5.0	3.2
Environmental reserves, current	2.6	0.5
Severance	5.6	1.7
Accrued investment in unconsolidated affiliates	—	27.0
Other accrued and other current liabilities (1)	81.0	73.2
Total	$126.6	$136.8

(in Millions)	March 31, 2024	December 31, 2023
Other long-term liabilities
Deferred compensation plan obligation	$7.2	$6.7
Contingencies related to uncertain tax positions (2)	15.8	6.2
Self-insurance reserves	1.1	1.1
Asset retirement obligations	12.5	3.7
Other long-term liabilities	56.6	3.6
Total	$93.2	$21.3
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of March 31, 2024, we have recorded a liability for uncertain tax positions of $15.4 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in Item 2 of this Quarterly Report on Form 10-Q, in our other filings with the SEC, or in reports to our shareholders.
In some cases, we have identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business, and the anticipated timing for, and outcome and effects of, the post-merger integration of Livent and Allkem. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.
Investors are cautioned to carefully consider the risk factors discussed in Part I, Item 1A of our 2023 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, achievements, or timing for, or outcome and effects of, the post-merger integration of Livent and Allkem. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are under no duty to and specifically decline to undertake any obligation to publicly revise or update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results, revised expectations or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of our financial statements requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and that have or could have a material impact on our financial condition and results of operations. We have described certain of our accounting estimates in Note 2 to our consolidated financial statements included in Part II, Item 8 of our 2023 Annual Report on Form 10-K. The SEC has defined critical accounting estimates as those estimates made in accordance with U.S. GAAP that involve a significant level of measurement uncertainty and have had or are reasonably likely to have a material impact on the financial condition or operating performance of a company.
We have reviewed these accounting estimates, identifying those that we believe contain matters that are inherently uncertain, have significant levels of subjectivity and complex judgments and are critical to the preparation and understanding of our condensed consolidated financial statements. We have described our critical accounting estimates in Item 7 of our 2023 Annual Report on Form 10-K. These include revenue recognition, trade and other receivables, impairments and valuation of long-lived assets and equity method investments, accounting for business combinations, and income taxes. We have reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. Critical accounting estimates are central to our presentation of results of operations and financial condition and require management to make judgments, assumptions and estimates on certain matters. We base our estimates, assumptions and judgments on historical experience, current conditions and other reasonable factors. In addition to the critical accounting estimates described in our Form 10-K, we have added “Resources” and “Goodwill”, described hereinafter.
As a result of inflation, high interest rates and various global conflicts, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, revenue recognition and the collectability of trade receivables, impairment and valuation of long-lived assets, and income taxes could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

OVERVIEW
Arcadium Lithium is a leading global lithium chemicals producer with a diversified product offering and enhanced business-critical scale, including a presence in three major lithium geographies (i.e., the South American "lithium triangle," Western Australia and Canada) and a lithium deposit base that is among the largest in the world. We are a pure-play, fully integrated lithium company, with a long, proven history of producing performance lithium compounds. Our primary products, namely battery-grade lithium hydroxide, lithium carbonate, spodumene, butyllithium and high purity lithium metal are critical inputs used in various performance applications.
As a result of our focus on supplying performance lithium compounds for use in the rapidly growing electric vehicle ("EV") and broader energy storage battery markets, we expect our revenue generated from lithium hydroxide and lithium carbonate, and from energy storage applications to increase over time. We also expect our revenue by geography to remain at similar proportions until supply chains further regionalize in North America and Europe. We intend to maintain our leadership positions in other high-performance markets such as non-rechargeable batteries, greases, pharmaceuticals and polymers.
We believe that we have earned a reputation as a leading supplier in the markets we serve, based on the performance of our products in our customers’ production processes and our ability to provide application know-how and technical support. In the EV market, we are one of a small number of lithium suppliers whose battery-grade lithium hydroxide has been qualified by global customers for use in their cathode material production that is ultimately used in numerous EV programs at scale. Throughout our history, as end market application technologies have evolved, we have worked closely with our customers to understand their changing performance requirements and have developed products to address their needs.
As a vertically integrated lithium producer, we benefit from operating some of the lowest cost lithium mineral deposits in the world that also have a favorable, industry leading sustainability footprint. Arcadium has been extracting lithium brine at its Fénix operations at the Salar del Hombre Muerto in Argentina for more than 25 years, and has been producing various lithium compounds for approximately 80 years. Our operational history provides us with a deep understanding of the process of extracting lithium compounds from brine safely and sustainably. We have developed proprietary process knowledge that enables us to produce high quality, low impurity lithium carbonate and lithium chloride, and helps us to produce industry leading quality downstream products. We source the majority of our lithium for use in the production of performance lithium compounds from multiple low-cost operations in Argentina. Our operations in Argentina are expandable, giving us the ability to increase our lithium carbonate and lithium chloride production to meet increasing demand. We also have a hard rock mining operation in Australia producing spodumene concentrate.
We are one of a few lithium compound producers with global manufacturing capabilities. The battery-grade lithium hydroxide in the U.S., China and Japan that we produce today uses lithium carbonate as feedstock. We use lithium chloride to produce lithium metal, a key feedstock in the production of butyllithium products in the U.S., the United Kingdom and China, as well as in the production of high purity lithium metal in the U.S. We have significant know-how and experience in lithium hydroxide, lithium carbonate, butyllithium and high purity lithium metal production processes and product applications, which we believe provide us with a competitive advantage in these markets.
Merger of Allkem and Livent
On January 4, 2024, Arcadium Lithium completed the Allkem Livent Merger.
In this Form 10-Q, because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger which closed on January 4, 2024, we are presenting the results of predecessor Livent’s operations for the three months ended March 31, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Subsequent to the closing of the Allkem Livent Merger on January 4, 2024, the financial statements of the Company presented in this Form 10-Q include the financial position and operations of Allkem. As a result of the Allkem Livent Merger, our financial information for the reporting periods after January 4, 2024, which reflect the results of operations of Allkem, will not be directly comparable to our financial information for periods prior to the Allkem Livent Merger, including the information presented in this Form 10-Q.
Segment Information
In January 2024, Arcadium Lithium completed the Allkem Livent Merger. See Note 4, Allkem Livent Merger for further details. Following the closing of the Allkem Livent Merger, we currently operate as one reportable segment based on the commonalities among our products and services. As integration evolves, we will continue to assess this determination.

Business Update
Since the closing of the Allkem Livent Merger, we have been focused on safely integrating the operations of the legacy Allkem and Livent businesses and identifying and executing on cost savings, commercial and operational synergies. This includes rationalizing office space and employee organizational structures. We are making improvements to our capital management system and process, which we hope will result in more efficient and timely capital spending decisions and outlays. This has also led us to re-evaluate our capital spending projections and future expansion timelines and production estimates. Broadly, we are attempting to have our expansion activities be supported by the cash generated from our operations over time. We continue to harmonize different processes and reporting standards between the legacy Allkem and Livent businesses, including those used for accounting and reporting mineral resources and reserves.
We have had many years of reliable lithium production in Argentina. Nevertheless, our operations in Argentina are subject to their own unique challenges. Even though the shortfall of foreign currency reserves has declined and the monthly rate of inflation has slowed, Argentina continues to be a highly inflationary economy with an unstable currency. It is marked by high natural gas, oil and power prices, and social, labor and political unrest. There is also financial uncertainty over the Argentina government's ability to repay international debt obligations that are maturing in the future. As a result of this mix of factors, there is increasing interest and focus from federal and provincial governments to obtain additional sources of funding, such as through customs and tax revenues and other concessions from private and/or foreign companies, including from the lithium industry. Further, the past difficulties with foreign currency reserves have led to significant restrictions on foreign exchange transactions, which in turn has placed severe limits on imports, including certain materials for our operations and expansion projects. Additionally, vendor concerns regarding high inflation and the inability to restock items has resulted in increased pricing uncertainty with respect to products and equipment.
In Argentina and Canada, we are currently focused on integrating the different operations of Livent and Allkem both from a cost and production efficiency perspective. Our expansion efforts are continuing, albeit at a slower pace than originally contemplated. We are aligning our expansion efforts to match market conditions, supply chain challenges, and local labor market capabilities. Nevertheless, we intend to deliver additional volumes needed by customers within their requested timeframes. We do not expect our current expansion efforts to be affected by the environmental impact assessment to be carried out by the Province of Catamarca that takes into account the cumulative effect of all projects in the area. Management is continuing to monitor the cumulative impact of neighboring projects on our water rights, brine rights and existing easements.
Generally, the global economy and business environment in the diverse group of markets we serve present us with various opportunities and challenges. The demand for lithium products remains strong, driven by the increased adoption of EVs and other energy storage applications, providing us with the opportunity to continue to develop high performance lithium compound products and maintain our position as a leading global producer of butyllithium and high purity lithium metal. We believe our business fundamentals are sound and we have positioned ourselves to manage the impact on our business of fluctuating lithium prices, inflation, high energy costs and shortages, supply chain disruptions, various global conflicts and regional challenges, higher interest rates, the strength of the U.S. dollar, and the corresponding weakening of foreign currencies. Given our extensive global capabilities, vast experience in the markets we serve, and deep customer relationships, we believe we are well positioned to capitalize on new business opportunities and the accelerating trend of electrification.
Customers in the EV manufacturing industry are transitioning their businesses for continued expected growth in electrification, although at different rates around the globe. During the first quarter, China EV adoption as evidenced by new car sales was at record levels similar to those during the prior quarter, and battery installations exceeded many analysts’ expectations. In China, lithium iron phosphate (LFP) cathode-based batteries and plug-in electric hybrid vehicles (PHEVs) have increased their share in the chemistry and EV mix in recent quarters. Globally, EV price reductions, particularly those of a few leading automakers, will likely continue to put commercial and financial pressures on several other automakers in the world's major EV markets.
To support rising battery demand for EV and stationary storage applications in the future, cell manufacturers, cathode producers and lithium chemicals producers are adding capacity in different geographies and at different rates. The customer qualification and ramp-up of these cell, cathode, and lithium chemical lines as well as inventory in the supply chain will in turn determine overall lithium consumption. Upstream battery raw material resource development typically takes longer than capacity additions in midstream and downstream parts of the supply chain. All of these variables may continue to add volatility and uncertainty to the overall EV and battery supply chains that may adversely impact our business. This could cause delays in our customers' demand for our high-performance lithium compounds, adversely impacting our business and growth plans.
The material matters that management is currently monitoring are: integration activities related to the Allkem Livent Merger including multiple ongoing expansion projects; political and economic developments in Argentina; the supply and demand balance of battery-grade and total lithium compounds in the global marketplace; lithium market prices and the impact lower prices may have on earnings and investment opportunities; inflation, interest rates and fluctuating foreign currency exchange rates, and the negative impact they may have on our operations, customers and key end markets such as electric vehicles; global supply chain and logistics issues, and our ability to deliver products and receive key inputs; the impact of the IRA on the Company and customer demand; global energy supply concerns and prices; the potential economic and geopolitical consequences of various global conflicts; and, the potential for cybersecurity breaches.
2024 Business Outlook
For the combined business, we expect increased volumes sold versus the prior year, with higher lithium carbonate and lithium hydroxide sales, partially offset by lower spodumene concentrate sales. Our 2024 outlook depends to a significant extent on the market prices of our lithium products, which declined substantially in the fourth quarter of 2023 and remain below the full 2023 fiscal year average. This uncertainty is balanced in part by pricing mechanisms on a portion of our existing volumes under commercial agreements. We also expect increased costs versus the prior year, with higher costs from the ramping up of new production units offset by synergy and cost saving initiatives.

The following Management Discussion and Analysis includes the results of predecessor Livent’s operations for three months ended March 31, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023 (1)
(in Millions)	(unaudited)
Revenue	$261.2	$253.5
Cost of sales	116.8	87.5
Gross margin	144.4	166.0
Selling, general and administrative expenses	39.9	16.3
Research and development expenses	1.1	1.0
Restructuring and other charges	83.6	1.9
Total costs and expenses	241.4	106.7
Income from operations before equity in net loss of unconsolidated affiliate, interest income, net, loss on debt extinguishment and other gain	19.8	146.8
Equity in net loss of unconsolidated affiliate	—	8.1
Interest income, net	(11.0)	—
Loss on debt extinguishment	0.2	—
Other gain	(43.1)	—
Income from operations before income taxes	73.7	138.7
Income tax expense	53.8	23.9
Net income	19.9	114.8
Net income attributable to noncontrolling interests	4.3	—
Net income attributable to Arcadium Lithium plc	$15.6	$114.8
_____________________
1.Represents the results of predecessor Livent’s operations for three months ended March 31, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
In addition to net income attributable to Arcadium Lithium plc, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income attributable to Arcadium Lithium plc plus noncontrolling interests, interest income, net, income tax expense, and depreciation and amortization; and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses, restructuring and other charges, Allkem Livent Merger inventory-related step-up, nonrecurring Blue Chip Swap gains and other losses/(gains). Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income attributable to Arcadium Lithium plc.

	Three Months Ended March 31,
(in Millions)	2024	2023 (1)
Net income attributable to Arcadium Lithium plc	$15.6	$114.8
Add back:
Net income attributable to noncontrolling interests	4.3	—
Interest income, net	(11.0)	—
Income tax expense	53.8	23.9
Depreciation and amortization	17.2	6.8
EBITDA (Non-GAAP)	79.9	145.5
Add back:
Argentina remeasurement (gains)/losses (a)	(38.6)	4.1
Restructuring and other charges (b)	83.6	1.9
Loss on debt extinguishment (c)	0.2	—
Inventory step-up, Allkem Livent Merger (d)	15.8	—
Other (gain)/loss (e)	(12.4)	5.9
Subtract:
Blue Chip Swap gain (f)	(19.7)	—
Adjusted EBITDA (Non-GAAP)	$108.8	$157.4
___________________
1.Represents the results of predecessor Livent’s operations for three months ended March 31, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
a.Represents impact of currency fluctuations on tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as foreign currency devaluations. The remeasurement losses are included within "Cost of sales" in our condensed consolidated statements of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. Severance-related and exit costs were $10.9 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The three months ended March 31, 2024 also includes integration costs related to the Allkem Livent Merger of $67.0 million (see Note 11 for more information).
c.Represents the partial write-off of deferred financing costs for amendments to the Revolving Credit Facility excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
d.Relates to the step-up in inventory recorded for Allkem Livent Merger for the three months ended March 31, 2024 as a result of purchase accounting, excluded from Adjusted EBITDA as the step-up is considered a one-time, non-recurring cost.
e.The three months ended March 31, 2024 primarily represents foreign currency remeasurement gains related to U.S. dollar-denominated cash balances temporarily held at a foreign currency-functional subsidiary. The three months ended March 31, 2023, prior to consolidation of Nemaska Lithium Inc. ("NLI") on October 18, 2023, represents our 50% ownership interest in costs incurred for certain project-related costs to align NLI's reported results with Arcadium's capitalization policies and interest expense incurred by NLI, all included in Equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations. The Company consolidates NLI on a one-quarter lag basis and prior to October 18, 2023, accounted for its equity method investment in NLI on a one-quarter lag basis (see Note 8 for more information).
f.Represents non-recurring gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the divergence of Argentina's Blue Chip Swap market exchange rate from the official rate.

Three Months Ended March 31, 2024 vs. 2023
Revenue
Revenue of $261.2 million for the three months ended March 31, 2024 (the "2024 Quarter") increased by approximately 3%, or $7.7 million, compared to $253.5 million for the three months ended March 31, 2023 (the "2023 Quarter") primarily due to revenues contributed by Allkem post-merger of $102.5 million partially offset by lower pricing across all legacy Livent products of $58.5 million and lower volumes of $36.3 million primarily driven by lithium hydroxide and butyllithium volumes.
Gross margin
Gross margin of $144.4 million for the 2024 Quarter decreased by $21.6 million, or approximately 13%, versus $166.0 million for the 2023 Quarter. The decrease in gross margin was primarily due to the impact of lower pricing across all legacy Livent products of $58.5 million and lower volumes of $21 million primarily driven by lithium hydroxide and butyllithium, and higher operating costs of $13 million, partially offset by the impact from Allkem post-merger of $71 million.
Selling, general and administrative expenses
Selling, general and administrative expenses of $39.9 million for the 2024 Quarter increased by $23.6 million, or approximately 144.8% versus $16.3 million for the 2023 Quarter. The increase in selling, general and administrative expenses was primarily due to impact from Allkem post-merger of $20.9 million and $4 million related to consolidation of Nemaska Lithium on a quarter-lag basis in the 2024 Quarter.
Restructuring and other charges
Restructuring and other charges of $83.6 million for the 2024 Quarter increased by $81.7 million versus $1.9 million for the 2023 Quarter. Restructuring and other charges for the 2024 Quarter primarily consisted of $67.0 million of costs related to the Allkem Livent Merger, and $10.9 million severance related charges. 2023 Quarter Restructuring and other charges consisted primarily of severance-related costs (see Note 11 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of zero and $8.1 million for the 2024 Quarter and 2023 Quarter, respectively, arises out of our ownership interest in the Nemaska Lithium Project, which is 50%. Nemaska Lithium was consolidated on a quarter-lag basis for the 2024 Quarter and was accounted for as an equity method investment for the 2023 Quarter. The $(8.1) million for the 2023 Quarter represents Arcadium's 50% share of project-related costs incurred by the Nemaska Lithium Project for continuing construction of the lithium hydroxide conversion plant in Bécancour, Québec (see Note 8 for details).
Income tax expense
The increase in income tax expense to $53.8 million for the 2024 Quarter resulting in an effective tax rate of 73.0% compared to the income tax expense of $23.9 million resulting in an effective tax rate of 17.2% for the 2023 Quarter, was primarily due to an increase in fluctuations in foreign currency impacts in Argentina of $115 million and $2.5 million for the 2024 Quarter and 2023 Quarter, respectively. The increase in fluctuations in foreign currency impacts in Argentina for the 2024 Quarter of $115.0 million was partially offset by changes in valuation allowance on the net deferred tax assets in Argentina of $(76.3) million, primarily relating to the fluctuations in foreign currency impacts in Argentina. In addition, the increase in income tax expense is due to an increase in forecasted jurisdictional mix of earnings where the statutory rate is higher than the U.S. federal statutory rate. The increase in income tax expense was partially offset by a decrease in income from operations.
Net income
Net income of $19.9 million for the 2024 Quarter decreased $94.9 million, or approximately 82.7%, versus $114.8 million for the 2023 Quarter. The decrease was due to lower gross margin, higher income taxes, costs related to the Allkem Livent Merger and higher severance costs, partially offset by interest income, net, Equity in net loss of unconsolidated affiliate in the 2023 Quarter, gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds and foreign currency remeasurement gains related to U.S. dollar-denominated cash balances temporarily held at a foreign currency-functional subsidiary in the 2024 Quarter.
Adjusted EBITDA
Adjusted EBITDA of $108.8 million for the three months ended March 31, 2024 decreased $48.6 million, compared to $157.4 million for the three months ended March 31, 2023, primarily due to lower revenues due to lower pricing of $58.5 million across all legacy Livent products, lower volumes of $21 million driven primarily by lithium hydroxide and butyllithium, higher operating costs of $13 million, partially offset by the impact from Allkem post-merger contribution of $45.2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our Revolving Credit Facility.
Arcadium's cash and cash equivalents as of March 31, 2024 and December 31, 2023, were $472.7 million and $237.6 million, respectively. The balance as of December 31, 2023 represents only predecessor Livent cash and cash equivalents. Of the cash and cash equivalents balance as of March 31, 2024, $420.2 million were held by our foreign subsidiaries, including $132.5 million at partially-owned subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries that are considered permanently reinvested. For those earnings that are not considered permanently reinvested, we have recorded the associated tax expense related to the repatriation of those earnings, where appropriate. See Note 11, Part II, Item 8 of our 2023 Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash (used in)/provided by operating activities was $(52.8) million and $102.9 million for the 2024 Quarter and 2023 Quarter, respectively.
The decrease in cash provided by operating activities for the 2024 Quarter as compared to the cash provided by operating activities for the 2023 Quarter was primarily driven by a decrease in net income for the 2024 Quarter and an increase in inventories offset by an increase in accounts payable and decrease in trade receivables for the 2024 Quarter.
Cash provided by/(used in) investing activities was $326.2 million and $(98.1) million for the 2024 Quarter and 2023 Quarter, respectively.
The increase in cash provided by investing activities for the 2024 Quarter compared to the 2023 Quarter is primarily due to the $682 million cash acquired in the Allkem Livent Merger and $29.6 million in net cash proceeds from the Blue Chip Swap trades offset by an increase in capital expenditures due to the consolidation of Nemaska Lithium and increased spend on expansion projects due to the Allkem Livent Merger in the 2024 Quarter.
Cash used in financing activities was $(21.6) million and $(0.1) million for the 2024 Quarter and 2023 Quarter, respectively.
The 2024 Quarter represents repayments of the Olaroz Plant Project Loan Facility of $18.1 million and financing fees paid on assumed Allkem debt and amendments to our Revolving Credit Facility.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. As of March 31, 2024, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $484.5 million, including letters of credit utilization.
We expect to pay off the $47 million outstanding principal balance of the SDV SA Project Financing Facility in the second quarter of 2024.
Our net leverage ratio under our Revolving Credit Facility is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. Arcadium Lithium expects $450 million to $625 million in growth capital spending in 2024 with an additional $100 to $125 million of maintenance capital spending.
There continue to be challenges relating to expansion projects impacting both Argentina and Canada, including design and timeline modifications, labor constraints, and material shortages due to supply chain issues. This has the potential to increase costs, extend delivery times versus expectations, and reduce expected merger synergies.
We will look to various sources of financing for development of the Nemaska Lithium Project, in which we have a 50% economic interest, including, but not limited to third-party debt financing, government funding, financing or prepayments from customers and contribution from existing shareholders.
We expect the potential economic and geopolitical consequences of various global conflicts, volatile energy costs and shortages, inflation, high interest rates, and currency fluctuations to continue in 2024. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.

We believe that our available cash and cash from operations, together with our borrowing availability under the Revolving Credit Facility and other potential financing strategies that may be available to us, will provide adequate liquidity for the next 12 months. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions and the overall liquidity of capital markets and cannot be guaranteed.
Cash of Arcadium Lithium, on an unaudited basis for illustrative purposes, is presented in the following table.

Cash	March 31, 2024	December 31, 2023
USD millions	(unaudited)
Arcadium Lithium, excluding Nemaska Lithium (1)	$486.8	$847.6
Nemaska Lithium (2)	150.9	44.2
Total cash	$637.7	$891.8
______________
1.$139.9 million reserved or restricted to provide cash backing for guarantees on Allkem debt facilities, including $57.1 million in other noncurrent assets in our condensed consolidated balance sheet. See Note 14 for details.
2.Reflects balance at March 31, 2024. This differs from Nemaska Lithium cash included in Arcadium Lithium's condensed consolidated balance sheet as of March 31, 2024 of $43 million, representing NLI's balance as of December 31, 2023 as we consolidate NLI on a one-quarter lag. See Note 8 for details. On March 28, 2024, Nemaska Lithium received cash of $150 million related to a second advance payment in connection with a customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commercial Commitments
Information related to predecessor Livent contractual commitments as of December 31, 2023 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2023 Annual Report on Form 10-K.
Arcadium's significant commitments assumed on the Acquisition Date related to the Allkem Livent Merger include payments of $3.8 million for the remainder of 2024 and $0.9 million for each of the years 2025 through 2028 for exploration and payments of $14.6 million, $13.0 million, $12.6 million and $5.8 million for raw materials and other operating contracts in the ordinary course of business for the remainder of 2024, 2025, 2026 and 2027, respectively.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Estimates
In addition to those described in Item 7 of our 2023 Annual Report on Form 10-K, we have identified "Resources" and "Goodwill" as Critical Accounting Estimates following the Allkem Livent Merger.
Resources
Resources are estimates of the amount of product that can be economically and legally extracted, processed and sold from the Arcadium’s properties under current and foreseeable economic conditions. The Company determines and reports ore resources under the requirements of Subpart 1300 of Regulation S-K, issued by the SEC. The determination of ore resources includes estimates and assumptions about a range of geological, technical and economic factors, including: quantities, grades, production techniques, recovery rates, production costs, transport costs, commodity demand, commodity prices and exchange rates. Changes in ore resources impact the assessment of recoverability of exploration and evaluation assets, property, plant and equipment, the carrying amount of assets depreciated on a units of production basis, provision for site restoration and the recognition of deferred tax assets, including tax losses. Estimating the quantity and/or grade of resources requires the size, shape and depth of ore or brine bodies to be determined by analyzing geological data. This process requires complex and difficult geological judgements to interpret the data. Additional information on the Arcadium’s reserves and resources are found in Item 2, Mineral Properties, of our 2023 Annual Report on Form 10-K.
Estimates of resources may change from period to period as the economic assumptions used to estimate resource change and additional geological data is generated during the course of operations. Changes in resources may affect the Company’s financial results and financial position in a number of ways, including:
•asset carrying values may be affected due to changes in estimated future production levels,
•depreciation, depletion and amortization charged in the statement of operations may change where such charges are determined on the units of production basis, or where the useful economic lives of assets change,
•decommissioning, site restoration and environmental provisions may change where changes in estimated resources affect expectations about the timing or cost of these activities,
•the carrying amount of deferred tax assets may change due to changes in estimates of the likely recovery of the tax benefits.
Goodwill
We account for goodwill acquired in a business combination in conformity with current accounting guidance, which requires goodwill not be amortized.
Under that guidance, goodwill is tested for impairment by comparing the estimated fair value of reporting units to the related carrying value. Reporting units are either operating business segment or one level below operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. Judgment is required to determine reporting units. In applying the goodwill impairment test, a qualitative test (“Step 0”) is initially performed, where qualitative factors are first assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, a quantitative test (“Step 1”) is performed. During Step 1, the fair value is estimated using a discounted cash flow model. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. The Company tests its recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS
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
As of March 31, 2024, our net derivative financial instrument position was a net asset of $0.2 million. In the first quarter of 2024, we placed foreign currency hedges for 2024 projected exposure.
Foreign Currency Exchange Rate Risk
Our worldwide operations expose us to currency risk from sales, purchases, expenses and intercompany loans denominated in currencies other than the U.S. dollar, our functional currency. The primary currencies for which we have exchange rate exposure are the Euro, the British pound, the Chinese yuan, the Argentine peso, the Australian dollar, the Canadian dollar and the Japanese yen. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. We currently do not hedge foreign currency risks associated with the Argentine peso due to the limited availability and the high cost of suitable derivative instruments.
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of March 31, 2024 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on condensed consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of March 31, 2024	$0.2	$(3.4)	$3.1
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2024, we had no material interest rate swap agreements.
Our debt portfolio as of March 31, 2024 is composed of fixed-rate and variable-rate debt, consisting of borrowings under our 2025 Notes, Revolving Credit Facility and two project level debt facilities and eleven affiliate loans assumed in the Allkem Livent Merger. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of March 31, 2024, we had no outstanding balances under the Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting. Except as noted below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Effective January 4, 2024, we completed the Allkem Livent Merger. We are in the process of integrating Allkem’s processes and controls over financial reporting. In accordance with our integration efforts, we plan to incorporate Allkem’s operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to workers’ compensation matters. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity. Except as set forth in Note 19 to our condensed consolidated financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our 2023 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2023 Annual Report on Form 10-K, which is available at www.sec.gov and on our website at www.arcadiumlithium.com. We do not believe that there have been material changes in the risk factors set forth in our 2023 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.

Forward-Looking Information
We wish to caution readers not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date made. We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Ordinary Shares
A summary of our repurchases of Arcadium's ordinary shares for the three months ended March 31, 2024 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2024	263,520	$6.81	$—	$—
February 1 through February 29, 2024	—		—	—
March 1 through March 31, 2024	—		—	—
Total Q1 2024	263,520	$—	$—	$—

1.The trustee of the Arcadium NQSP deferred compensation plan reacquired Arcadium ordinary shares from time to time through open-market purchases relating to investments by employees in our Arcadium ordinary shares, one of the investment options available under the Arcadium NQSP. Such shares are held in a trust fund and recorded to Treasury shares in our condensed consolidated balance sheets. On January 4, 2024, in connection with the completion of the Allkem Livent Merger, each share of Livent common stock was converted into 2.406 ordinary shares of Arcadium Lithium.
2.We have no publicly announced share repurchase programs.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4.    MINE SAFETY DISCLOSURES
N/A

ITEM 5.    OTHER INFORMATION
10b-5(1) Trading Plans
Sara Ponessa, the Company’s General Counsel and Secretary, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and complies with the requirements of Rule 10b5-1 (the “Ponessa Sales Plan”) to sell an aggregate of 64,161 shares upon the exercise of share options held by Ms. Ponessa under the Company’s share compensation plans and 70,000 shares from shares held on deposit in Ms. Ponessa's account. The Ponessa Sales Plan was adopted on March 4, 2024, with sales commencing under the Ponessa Sales Plan on June 5, 2024. The Ponessa Sales Plan terminates on the earliest to occur of (a) the close of business on January 15, 2025; (b) execution of all trades or expiration of all of the orders relating to such trades as specified in the Ponessa Sales Plan; (c) the date that the broker receives notice of liquidation, dissolution, bankruptcy, insolvency, or death of Ms. Ponessa; (d) when the broker receives notice from Ms. Ponessa of her termination of the Ponessa Sales Plan; (e) when the broker determines, in its sole discretion, that the Ponessa Sales Plan has been terminated, including, without limitation, where the broker determines there has been a modification or change to the Ponessa Sales Plan that constitutes the termination of the Ponessa Sales Plan; (f) the date the broker notifies Ms. Ponessa of the broker’s termination of the Ponessa Sales Plan due to Ms. Ponessa’s breach of any of the terms of the Ponessa Sales Plan or in the event that Ms. Ponessa trades shares outside of the Ponessa Sales Plan; or (g) where the broker exercises any other termination right it may have under the Ponessa Sales Plan.
Paul Graves, the Company’s President, Chief Executive Officer and Director, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and complies with the requirements of Rule 10b5-1 (the “Graves Sales Plan”) to sell an aggregate of 234,038 shares upon the exercise of share options held by Mr. Graves under the Company’s share compensation plans and 100,000 shares from shares held on deposit in Mr. Graves' account. The Graves Sales Plan was adopted on March 27, 2024, with sales commencing under the Graves Sales Plan on July 1, 2024. The Graves Sales Plan terminates on the earliest to occur of (a) the close of business on December 31, 2025; (b) execution of all trades or expiration of all of the orders relating to such trades as specified in the Graves Sales Plan; (c) the date that the broker receives notice of liquidation, dissolution, bankruptcy, insolvency, or death of Mr. Graves; (d) when the broker receives notice from Mr. Graves of his termination of the Graves Sales Plan; (e) when the broker determines, in its sole discretion, that the Graves Sales Plan has been terminated, including, without limitation, where the broker determines there has been a modification or change to the Graves Sales Plan that constitutes the termination of the Graves Sales Plan; (f) the date the broker notifies Mr. Graves of the broker’s termination of the Graves Sales Plan due to Mr. Grave’s breach of any of the terms of the Graves Sales Plan or in the event that Mr. Graves trades shares outside of the Graves Sales Plan; or (g) where the broker exercises any other termination right it may have under the Graves Sales Plan.
Other than as noted above, during the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS

†10.1	Arcadium Lithium plc Executive Severance Guidelines for Corporate Officers
10.2	Arcadium Lithium plc Compensation Policy for Non-Employee Directors, effective January 4, 2024
†10.3	Form of Global Nonqualified Share Option Award Agreement Under the Arcadium Lithium plc Omnibus Incentive Plan
†10.4	Form of Global Restricted Share Unit Award Agreement Under the Arcadium Lithium plc Omnibus Incentive Plan
10.5	Form of Non-Employee Director Global Restricted Share Unit Award Agreement Under the Arcadium Lithium plc Omnibus Incentive Plan
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Arcadium Lithium plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

*    Incorporated by reference.
†     Management contract or compensatory plan or arrangement
^    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCADIUM LITHIUM PLC (Registrant)

By:	/s/ GILBERTO ANTONIAZZI
Gilberto Antoniazzi, Vice President and Chief Financial Officer
(Principal Financial Officer)
(signing on behalf of the registrant and as principal financial officer)
Date: May 10, 2024