Form 10-Q
period 2024-06-30
Arcadium Lithium plc
filed 2024-08-08
CIK 1977303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

☐
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2024, there were 1,075,398,238 Ordinary Shares, $1.00 par value per share, outstanding.

ARCADIUM LITHIUM PLC

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount of 4.125% Convertible Senior Notes due July 2025
Allkem	Allkem Pty Ltd, a proprietary company limited by shares incorporated in Australia and a wholly owned subsidiary of Arcadium beginning in 2024, previously known as Allkem Limited, a public company limited by shares and converted from a public to a proprietary limited company on March 6, 2024.
Allkem Livent Merger	The combination of Livent and Allkem in a stock-for-stock transaction pursuant to the Transaction Agreement. The transaction closed on January 4, 2024.
AOCL	Accumulated other comprehensive loss
Acquisition Date	January 4, 2024, the date the Allkem Livent Merger transaction closed
Arcadium or Arcadium Lithium	Arcadium Lithium plc, previously known as Allkem Livent plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey), the registrant.
Arcadium NQSP	Arcadium Non-Qualified Savings Plan
Arcadium Plan	Arcadium Lithium plc Omnibus Incentive Plan
ARO	Asset Retirement Obligation
ASC 321	Accounting Standards Codification Topic 321 - Investments - Equity Securities
ASC 842	Accounting Standards Codification Topic 842 - Leases
CCAA	The Companies’ Creditors Arrangement Act
CRA	Canada Revenue Agency
Credit Agreement	As amended, provides for a $500 million senior secured revolving credit facility
E&E	Exploration and evaluation
EAETR	Estimated annual effective tax rate
ESM	ESM ILiAD, LLC, parent of ILiAD Technologies, LLC, both subsidiaries of EnergySource Materials, LLC
EV	Electric vehicle
Exchange Act	Securities and Exchange Act of 1934, as amended
Exchange Ratio	Pursuant to the Transaction Agreement, each share of Livent common stock, par value $0.001 per share, was converted into the right to receive 2.406 Arcadium Lithium ordinary shares
FMC	FMC Corporation
ILiAD	Integrated Lithium Adsorption Desorption
IQ	Investissement Québec, a company established by the Government of Québec to favor investment in Québec by Québec-based and international companies
IRA	Inflation Reduction Act of 2022
JEMSE	Jujuy Energia Minera Sociedad del Estado, which owns 8.5% of SDJ SA
Livent	Livent Corporation, a Delaware corporation, a wholly owned subsidiary of Arcadium beginning in 2024 and Arcadium's predecessor
MdA	Minera del Altiplano SA, the local operating subsidiary in Argentina for the Fénix operations
MdA Holdings LLC	MdA Lithium Holdings LLC, a Delaware Limited Liability Company and wholly owned subsidiary of Arcadium, which owns 94.9% of MdA
Merger Sub	Lightning-A Merger Sub, Inc., a Delaware corporation
Naraha Plant	Our lithium hydroxide manufacturing plant in Naraha, Japan, in which we have a 49% ownership interest and 75% economic interest through our investment in TLC, an unconsolidated affiliate accounted for under the equity method of accounting.
Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, QLP, in which we own a 50% equity interest in NLI, we are developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec.

Olaroz Plant	Our lithium extraction and manufacturing plant in Jujuy, Argentina, in which we own a 66.5% indirect equity interest through our subsidiaries SDJ Pte and SDJ SA

PRSU	Performance-based restricted share unit
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Arcadium, which owns a 50% equity interest in the Nemaska Lithium Project.
Revolving Credit Facility	Arcadium's $500 million senior secured revolving credit facility, as provided by the Credit Agreement
RSU	Restricted share unit
RVO	Approval and Vesting Order
SDJ Pte	Sales de Jujuy Pte Ltd, Allkem's 72.68% owned subsidiary in Singapore which owns 91.5% of SDJ SA.
SDJ SA	Sales de Jujuy S.A., Allkem's 66.5% indirectly owned operating subsidiary in Argentina which operates the Olaroz Plant
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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
In this Quarterly Report on Form 10-Q ("Form 10-Q"), the results of the Company as of and for the three and six months ended June 30, 2024 include the operations and financial position of Allkem. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger which closed on January 4, 2024, we are presenting the results of predecessor Livent’s operations for the three and six months ended June 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$254.5	$235.8	$515.7	$489.3
Cost of sales	174.1	88.5	328.9	174.8
Gross margin	80.4	147.3	186.8	314.5
Selling, general and administrative expenses	15.5	17.6	55.4	33.9
Research and development expenses	1.5	1.0	2.6	2.0
Restructuring and other charges	21.9	24.3	101.7	26.3
Total costs and expenses	213.0	131.4	488.6	237.0
Income from operations before equity in net loss of unconsolidated affiliate, interest income, net, loss on debt extinguishment and other gains	41.5	104.4	27.1	252.3
Equity in net loss of unconsolidated affiliate	—	7.2	—	15.3
Interest income, net	(9.3)	—	(20.3)	—
Loss on debt extinguishment	0.9	—	1.1	—
Other gains	(79.9)	(7.6)	(157.2)	(6.5)
Income from operations before income taxes	129.8	104.8	203.5	243.5
Income tax expense	35.3	14.6	89.1	38.5
Net income	94.5	90.2	114.4	205.0
Net income attributable to noncontrolling interests	8.8	—	13.1	—
Net income attributable to Arcadium Lithium plc	$85.7	$90.2	$101.3	$205.0
Basic earnings per ordinary share	$0.08	$0.21	$0.10	$0.47
Diluted earnings per ordinary share	$0.07	$0.18	$0.09	$0.41
Weighted average ordinary shares outstanding - basic	1,074.9	432.3	1,064.2	432.2
Weighted average ordinary shares outstanding - diluted	1,143.5	503.9	1,132.9	503.7
_______________________________
1.For the three and six months ended June 30, 2023, basic and diluted earnings per ordinary share and weighted average ordinary shares outstanding - basic and diluted amounts represent predecessor Livent and have been adjusted to reflect the 2.406 Exchange Ratio. Represents the results of predecessor Livent’s operations for three and six months ended June 30, 2023 which do not include the operations of Allkem.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
(in Millions)	(unaudited)
Net income	$94.5	$90.2	$114.4	$205.0
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation (loss)/income arising during the period	(10.3)	(1.0)	(30.5)	0.5
Total foreign currency translation adjustments	(10.3)	(1.0)	(30.5)	0.5
Derivative instruments:
Unrealized hedging gains, net of tax of less than zero, $(0.1), $(0.1), and $(0.2)	0.1	0.4	0.3	0.6
Total derivative instruments	0.1	0.4	0.3	0.6
Other comprehensive (loss)/income, net of tax	(10.2)	(0.6)	(30.2)	1.1
Comprehensive income	84.3	89.6	84.2	206.1
Comprehensive income attributable to noncontrolling interests	8.8	—	13.1	—
Comprehensive income attributable to Arcadium Lithium plc	$75.5	$89.6	$71.1	$206.1
______________________
1.Represents the results of predecessor Livent’s operations for three and six months ended June 30, 2023, which do not include the operations of Allkem.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2024	December 31, 2023 (1)
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$380.4	$237.6
Trade receivables, net of allowance of approximately $0.1 in 2024 and $0.3 in 2023	94.1	106.7
Inventories, net	333.1	217.5
Prepaid and other current assets	264.0	86.4
Total current assets	1,071.6	648.2
Investments	38.2	34.8
Property, plant and equipment, net of accumulated depreciation of $307.8 in 2024 and $269.1 in 2023	7,034.9	2,237.1
Goodwill	1,300.3	120.7
Other intangibles, net	56.6	53.4
Deferred income taxes	32.7	1.4
Right of use assets - operating leases, net	53.7	6.8
Other assets	342.3	127.7
Total assets	$9,930.3	$3,230.1
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$43.4	$2.4
Accounts payable, trade and other	146.8	115.4
Accrued and other liabilities	159.8	136.8
Contract liability - short-term	37.1	4.4
Operating lease liabilities - current	8.4	1.3
Income taxes	78.3	8.3
Total current liabilities	473.8	268.6
Long-term debt	590.6	299.6
Operating lease liabilities - long-term	45.6	5.6
Environmental liabilities	7.4	7.0
Deferred income taxes	1,380.1	126.4
Contract liability - long-term	253.8	217.8
Other long-term liabilities	89.4	21.3
Commitments and contingent liabilities (Note 20)	—	—
Total current and long-term liabilities	2,840.7	946.3
Equity
Arcadium Lithium plc shareholders' equity:
Ordinary shares; $1.00 par value; 5,000,000,000 shares authorized; 1,075,210,958 and 433,059,946 shares issued; 1,074,948,055 and 432,796,277 outstanding as of June 30, 2024 and December 31, 2023, respectively	0.1	0.1
Capital in excess of par value of ordinary shares	5,577.9	1,170.4
Retained earnings	765.8	664.5
Accumulated other comprehensive loss	(80.0)	(49.8)
Treasury shares, ordinary, at cost; 262,903 and 263,669 shares as of June 30, 2024 and December 31, 2023, respectively	(1.0)	(1.0)
Total Arcadium Lithium plc shareholders’ equity	6,262.8	1,784.2
Noncontrolling interests	826.8	499.6
Total equity	7,089.6	2,283.8
Total liabilities and equity	$9,930.3	$3,230.1
_________________________
1.Represents the financial position of predecessor Livent as of December 31, 2023, which does not include the financial position of Allkem.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023 (1)
(in Millions)	(unaudited)
Cash (used in)/provided by operating activities:
Net income	$114.4	$205.0
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Depreciation and amortization	48.4	13.8
Restructuring and other charges	(43.4)	15.7
Deferred income taxes	(66.6)	2.3
Share-based compensation	5.7	4.0
Change in investments in trust fund securities	(1.1)	0.8
Loss on debt extinguishment	1.1	—
Equity in net loss of unconsolidated affiliate	—	15.3
Other gain, Blue Chip Swap	(50.5)	(11.4)
Other non-cash adjustments	3.0	(0.4)
Changes in operating assets and liabilities:
Trade receivables, net	77.1	19.0
Inventories	4.2	(46.7)
Accounts payable, trade and other	(149.7)	(17.0)
Changes in deferred compensation	1.6	1.1
Contract liability - short-term	32.7	(13.2)
Contract liability - long-term	(16.5)	—
Income taxes	(8.3)	(9.8)
Change in prepaid and other current assets and other assets	(125.7)	6.1
Change in accrued and other current liabilities and other long-term liabilities	53.9	(3.0)
Cash (used in)/provided by operating activities	(119.7)	181.6
Cash provided by/(used in) investing activities:
Capital expenditures(2)	(539.7)	(157.8)
Investments in Arcadium NQSP securities	(1.1)	(0.8)
Proceeds from Blue Chip Swap, net of purchases	50.5	11.4
Acquired cash & cash equivalents - Allkem Livent Merger	681.4	—
Investments in unconsolidated affiliates (3)	(27.0)	(29.5)
Other investing activities	(5.7)	(3.5)
Cash provided by/(used in) investing activities	158.4	(180.2)
Cash provided by/(used in) financing activities:
Proceeds from Revolving Credit Facility	123.0	—
Repayments of Revolving Credit Facility	(123.0)	—
Payments of financing fees	(4.4)	(0.3)
Proceeds from issuance of ordinary shares - incentive plans	—	0.4
Repayments of project loan facilities	(65.1)	—
Proceeds from prepayment of customer supply agreement	150.0	—
Capital contribution from noncontrolling interest - Nemaska Lithium	39.1	—
Payment of deposit to customs authorities	—	(21.7)
Cash provided by/(used in) financing activities	119.6	(21.6)
Effect of exchange rate changes on cash and cash equivalents	(15.5)	(1.0)
Increase/(decrease) in cash and cash equivalents	142.8	(21.2)
Cash and cash equivalents, beginning of period	237.6	189.0
Cash and cash equivalents, end of period	$380.4	$167.8
_________________________
1.Represents the results of predecessor Livent’s operations for six months ended June 30, 2023, which do not include the operations of Allkem.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2024	2023 (1)
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments for income taxes, net of refunds	$98.9	$41.4
Cash payments for interest (2)	11.1	5.8
Cash payments for Restructuring and other charges	145.1	10.4
Accrued capital expenditures	141.7	34.7
Accrued transaction costs - investment in unconsolidated affiliate	—	0.2
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	—	1.2
____________________
1.Represents the results of predecessor Livent’s operations for six months ended June 30, 2023, which do not include the operations of Allkem.
2.For the six months ended June 30, 2024 and 2023, $11.9 million and $8.4 million of interest expense was capitalized, respectively.
3.On October 18, 2023 we began consolidating Nemaska Lithium, see Note 9 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Arcadium Shareholders' Equity
(in Millions Except Per Share Data)	Ordinary Shares, $1.00 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2023	$0.1	$1,170.4	$664.5	$(49.8)	$(1.0)	$499.6	$2,283.8
Net income	—	—	15.6	—	—	4.3	19.9
Allkem Livent Merger	—	4,390.4	—	—	—	275.0	4,665.4
Share compensation plans	—	15.8	—	—	—	—	15.8
Shares withheld for taxes and option costs - ordinary share issuances	—	(2.6)	—	—	—	—	(2.6)
Net hedging gains, net of income tax	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	(20.2)	—	—	(20.2)
Balance as of March 31, 2024	$0.1	$5,574.0	$680.1	$(69.8)	$(1.0)	$778.9	$6,962.3
Net income	—	—	85.7	—	—	8.8	94.5
Capital contribution from noncontrolling interest	—	—	—	—	—	39.1	39.1
Share compensation plans	—	3.9	—	—	—	—	3.9
Net hedging gains, net of income tax	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustments	—	—	—	(10.3)	—	—	(10.3)
Balance as of June 30, 2024	$0.1	$5,577.9	$765.8	$(80.0)	$(1.0)	$826.8	$7,089.6

	Arcadium Shareholders' Equity (1)
(in Millions Except Per Share Data)	Ordinary Shares, $1.00 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2022	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$—	$1,443.0
Net income	—	—	114.8	—	—	—	114.8
Share compensation plans	—	1.9	—	—	—	—	1.9
Shares withheld for taxes - ordinary share issuances	—	(0.5)	—	—	—	—	(0.5)
Exercise of stock options	—	0.1	—	—	—	—	0.1
Net hedging gains, net of income tax	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	1.5	—	—	1.5
Balance as of March 31, 2023	$0.1	$1,161.9	$449.2	$(49.3)	$(0.9)	$—	$1,561.0
Net income	—	—	90.2	—	—	—	90.2
Share compensation plans	—	2.1	—	—	—	—	2.1
Exercise of stock options	—	0.3	—	—	—	—	0.3
Net hedging gain, net of income tax	—	—	—	0.4	—	—	0.4
Foreign currency translation adjustments	—	—	—	(1.0)	—	—	(1.0)
Balance as of June 30, 2023	$0.1	$1,164.3	$539.4	$(49.9)	$(0.9)	$—	$1,653.0

__________________________
1.Represents the results of predecessor Livent’s operations for three and six months ended June 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.

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
Our lithium asset portfolio, consisting of both operating assets and development projects, provides us with global reach, scale, and product flexibility. Today we have operating resources in Argentina and Australia and downstream conversion assets in the U.S., China, Japan, and the U.K. We also have multiple development stage projects in Argentina (greenfield and brownfield) and Canada (greenfield) that will in time allow us to increase production capabilities and meet the future needs of customers around the world. In the U.S., we operate the only integrated mine-to-metal production facility in the Western Hemisphere for high purity lithium metal, a core component of next generation battery technologies.
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

Note 2: Significant Accounting Policies and Related Financial Information
In this Form 10-Q, the results of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 include the operations and financial position of Allkem, respectively. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger, we are presenting the results of predecessor Livent’s operations for the three and six months ended June 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, the condensed consolidated results of operations, the condensed consolidated statement of comprehensive income and the condensed consolidated statement of changes in equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated cash flows for the six months ended June 30, 2024 and 2023. All intercompany transactions and balances have been eliminated in consolidation. For entities that we control, but own less than 100%, we record the minority ownership as noncontrolling interest. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Effective April 1, 2024, we began presenting gains and losses from foreign currency remeasurements as a component of Other gains/losses. Prior to April 1, 2024, we included gains and losses resulting from foreign currency remeasurements as a component of Cost of sales and Restructuring and other charges in the condensed consolidated statement of operations. The following tables summarize the accounts that were recast for the three and six months ended June 30, 2023 and the three months ended March 31, 2024 to conform to the current period presentation.

	Three Months Ended June 30,			Six Months Ended June 30
	2023			2023
(in Millions)	Prior Presentation	Loss/(gain) Reclassified	Recast Presentation	Prior Presentation	Loss/(gain) Reclassified	Recast Presentation
Cost of sales	$92.4	$3.9	$88.5	$179.9	$5.1	$174.8
Restructuring and other charges	24.2	(0.1)	24.3	26.1	(0.2)	26.3
Other (gains)/losses	(11.4)	3.8	(7.6)	(11.4)	4.9	(6.5)

	Three Months Ended March 31,
	2024
(in Millions)	Prior Presentation	(Gain)/loss Reclassified	Recast Presentation
Cost of sales	$116.8	$(38.0)	$154.8
Restructuring and other charges	$83.6	$3.8	$79.8
Other (gains)/losses	$(43.1)	$(34.2)	$(77.3)
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
If facts and circumstances indicate that a decrease in value of the investment has occurred that is other than temporary, we recognize an impairment loss equal to an amount by which the carrying amount exceeds the fair value of the equity method investment. There were no impairments during the six months ended June 30, 2024.
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
Impairment evaluations of goodwill could result in a reduction in our recorded asset values which could have a material adverse effect on our financial position and results of operations. We perform reviews of goodwill on an annual basis, or more frequently if triggering events indicate a possible impairment. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the reporting unit's fair value. If the carrying values of goodwill exceed their fair value, the goodwill would be considered impaired. If any impairment or related charge is warranted, our financial position and results of operations could be materially affected. Any such impairment or related charge could be a result of, for example, sustained declines in the Company’s stock price; the deterioration of the cost of equity or debt capital increases due to valuations for comparable companies or comparable acquisitions valuations; or the deterioration of the outlook for future cash flows for the reporting unit due to but not limited to, increased competition, changes to discount rate, downward forecast revisions, restricted plans or changes in applicable regulations affecting our business.
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
Asset Retirement Obligations
The Company accounts for asset retirement obligations ("AROs") in accordance with ASC 410-20, Asset Retirement Obligations "ASC 410-20". We record AROs at present value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we settle the obligation for its recorded amount. See Note 14, for details.
The carrying amounts of the AROs as of June 30, 2024 and December 31, 2023 was $11.3 million and $3.7 million, respectively. These amounts are included in Accrued and other current liabilities and Other long-term liabilities in our condensed consolidated balance sheets.
Blue Chip Swap
Our wholly owned subsidiaries in Argentina use the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. In the first half of 2024, U.S. dollars were transferred into Argentina through the Blue Chip Swap method whereby we realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of $20.9 million and $50.5 million for the three and six months ended June 30, 2024 was recorded to Other gains in our condensed consolidated statements of operations.
Li-Metal transaction
On August 2, 2024, Arcadium announced it acquired the lithium metal division of Li-Metal Corp. The all-cash $11 million USD transaction includes the intellectual property and physical assets related to lithium metal production, including a pilot production facility in Ontario, Canada.
Arcadium Lithium uses lithium metal to manufacture specialty products, including high purity lithium metal ("HPM") and LIOVIX®, a proprietary printable lithium metal formulation, for primary battery applications and next-generation batteries. Arcadium Lithium also processes lithium metal into butyllithium, as well as other lithium specialty chemicals used in medicine, agriculture, electronics and other industries.

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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We are currently evaluating the effect the guidance will have on our condensed consolidated financial statements.

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
Transaction and related costs directly attributable to the acquisition of Allkem, consisting primarily of advisor fees, legal fees, accounting fees, and certain deal related bonuses were $19.8 million and $86.8 million, for the three and six months ended June 30, 2024, respectively. The costs were expensed as incurred and are included in restructuring and other charges.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table summarizes the preliminary purchase price allocation for the Allkem Livent Merger as of January 4, 2024, which is subject to change:

(in Millions, except per share amounts)	Amount

Total consideration	$4,390.4

Assets acquired:
Cash and cash equivalents	$681.4
Trade receivables	64.2
Inventories	121.3
Prepaid and other current assets	87.2
Property, plant and equipment	4,326.1
Right of use assets - operating leases, net	53.4
Deferred income tax assets	26.3
Other assets (1)	192.9
Total assets acquired	$5,552.8

Liabilities assumed:
Accounts payable, trade and other	$223.7
Accrued and other current liabilities	35.1
Income taxes	78.5
Long-term debt including current portion	301.7
Operating lease liabilities - long-term	53.4
Environmental liabilities	9.8
Deferred income tax liabilities	1,315.3
Other long-term liabilities	49.5
Total liabilities assumed	$2,067.0

Fair value of net assets acquired	$3,485.8
Add: Fair value of noncontrolling interests acquired	275.0
Fair value of net assets acquired less noncontrolling interests acquired	$3,210.8
Goodwill	$1,179.6
___________________
1.Includes long-term semi-finished goods inventory.
Trade receivables
The $64.2 million of acquired trade receivables represents the fair value of the gross amount due under the contracts.
Property, Plant and Equipment
Property, plant and equipment is inclusive of the fair value of mineral rights totaling $2,745 million and non-mineral rights property, plant and equipment totaling $1,581.1 million. The fair value of the mineral rights was estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the asset, net of charges for the use of other identifiable assets of the business including working capital, fixed assets, and other intangible assets. Mineral rights are depreciated using a units-of-production method while all other property, plant and equipment is depreciated using the straight-line method.
Goodwill
Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets acquired. The amount disclosed within the table, subject to change for up to one year subsequent to the Acquisition Date, is attributable to the value of growth opportunities and expected synergies created by incorporating Allkem's business and operations into the Company's operations and the value of the assembled workforce. The goodwill has no amortizable basis for income tax purposes.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Allkem revenues and earnings
The following table represents Allkem's revenues and net earnings included in Arcadium's condensed consolidated statements of operations from the Acquisition Date through June 30, 2024.

(in Millions)	Three Months Ended June 30,	Six Months Ended June 30,
	2024
Revenue	$83.8	$186.3
Income from operations before income taxes	$75.8	$152.2

Pro Forma Financial Information
Due to the Allkem Livent Merger closing on January 4, 2024, all activity in the first quarter of 2024 except for the first three days of January, which management deemed not material, is included in Arcadium’s condensed consolidated statements of operations. The following unaudited pro forma financial information for the three and six months ended June 30, 2023 is based on our historical consolidated financial statements adjusted to reflect the Allkem Livent Merger as if it occurred on January 1, 2023, the first day of the most recently completed fiscal year. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the Allkem Livent Merger had been completed as of the beginning of the periods presented, nor is it indicative of future results. The unaudited pro forma information is not necessarily indicative of operating results that would have been achieved had the acquisition been completed as of January 1, 2023 and does not intend to project the future financial results of the Company after the acquisition. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and does not reflect the cost of any integration activities or synergies that may be derived from any integration activities. The unaudited pro forma financial results are as follows:

(in Millions)	Three Months Ended June 30,	Six Months Ended June 30,
	2023
	(Unaudited)
Revenue	$569.8	$1,139.2
Net income	278.4	$513.4

Note 5: Goodwill

The following table summarizes the changes in goodwill for the six months ended June 30, 2024.

(in Millions)	Allkem	Nemaska Lithium	Total
Balance as of December 31, 2023	$—	$120.7	$120.7
Acquisitions - Allkem Livent Merger	1,189.2	—	1,189.2
Measurement period adjustments	(9.6)	—	(9.6)
Balance as of June 30, 2024	$1,179.6	$120.7	$1,300.3

See Note 4 for further details.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asia Pacific (1)	$211.8	$171.6	$431.9	$338.6
North America (1)	22.8	40.7	43.5	92.6
Europe, Middle East & Africa	19.5	23.5	39.1	56.3
Latin America	0.4	—	1.2	1.8
Consolidated Revenue	$254.5	$235.8	$515.7	$489.3
1.During the three months ended June 30, 2024, countries with sales in excess of 10% of consolidated revenue consisted of China and Japan. Sales for the three months ended June 30, 2024 for China and Japan totaled $155.1 million and $31.8 million, respectively. During the six months ended June 30, 2024, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, and South Korea. Sales for the six months ended June 30, 2024 for China, Japan, and South Korea totaled $281.0 million, $77.8 million, and $64.9 million, respectively. During the three months ended June 30, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, the U.S., and South Korea. Sales for the three months ended June 30, 2023 for China, Japan, the U.S., and South Korea totaled $90.8 million, $42.7 million, $39.9 million, and $31.2 million, respectively. During the six months ended June 30, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, the U.S., Japan, and South Korea. Sales for the six months ended June 30, 2023 for China, the U.S., Japan, and South Korea, totaled $179.2 million, $90.1 million, $76.1 million, and $66.3 million, respectively.
For the three months ended June 30, 2024, two customers accounted for approximately 24%, and 21%, respectively, of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 72% of consolidated revenue. For the six months ended June 30, 2024, three customers accounted for approximately 23%, 18%, and 10%, respectively, of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 73% of consolidated revenue. For the three months ended June 30, 2023, two customers accounted for approximately 24% and 23% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 72% of consolidated revenue. For the six months ended June 30, 2023, two customers accounted for approximately 24% and 21% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 68% of consolidated revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lithium Hydroxide	$113.1	$153.6	$223.7	$306.3
Lithium Carbonate (1)	72.7	5.1	152.5	14.5
Butyllithium and Other Lithium Specialties	44.9	77.1	90.9	168.5
Spodumene Concentrate (2)	23.8	—	48.6	—
Consolidated Revenue	$254.5	$235.8	$515.7	$489.3
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

(in Millions)	Balance as of June 30, 2024	Balance as of December 31, 2023	(Decrease)/increase
Receivables from contracts with customers, net of allowances	$94.1	$106.7	$(12.6)
Contract liability - short-term	37.1	4.4	32.7
Contract liability - long-term	253.8	217.8	36.0

Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations is approximately $1.7 billion in the next five years. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 7: Inventories, Net

Inventories consisted of the following:

(in Millions)	June 30, 2024	December 31, 2023
Finished goods	$130.3	$59.1
Semi-finished goods	101.4	108.8
Raw materials, supplies, and other	101.4	49.6
Inventory, net	$333.1	$217.5

Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out ("FIFO") basis.

Note 8: Investments
Investments consisted of the following:

(in Millions)	June 30, 2024	December 31, 2023
ESM ILiAD, LLC	$30.1	$30.1
Arcadium NQSP	6.3	4.7
Other	1.8	—
Investments	$38.2	$34.8
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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Arcadium Lithium accounts for its interest in ESM under ASC Topic 321, Investments – Equity Securities ("ASC 321"). Since our investment in ESM does not have a readily determinable fair value, we use the measurement alternative under ASC 321. Our investment is measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values. As of June 30, 2024 and December 31, 2023, the carrying amount of our investment in ESM was $30.1 million.
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
For the three and six months ended June 30, 2024, we did not record any gains or losses related to our interest in TLC to Equity in net loss of unconsolidated affiliates in our condensed consolidated statements of operations. At June 30, 2024, the carrying values of our interest in TLC and the loan receivable were zero.
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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Before October 18, 2023, the Company accounted for its 50% interest in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it was included in Investments in our consolidated balance sheets. The carrying amount of our interest in Nemaska Lithium was $437.1 million as of December 31, 2022 under equity method investment accounting. For the three and six months ended June 30, 2023 we recorded a $7.2 million and $15.3 million loss related to our interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations.
Arcadium's cash and cash equivalents balance in its condensed consolidated balance sheet as of June 30, 2024 includes Nemaska Lithium's cash of $149.7 million at March 31, 2024 as Nemaska Lithium is consolidated on a one-quarter lag. All cash at Nemaska Lithium will be used for capital expenditures and operating expenses of the Nemaska Lithium Project.
On March 28, 2024, Nemaska Lithium received cash of $150 million related to a second advance payment in connection with a customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. The related liability, consolidated on a quarter lag basis, is $97.8 million debt and $52.2 million contract liability. A total of $350 million in prepayments are expected from the customer and as of June 30, 2024, $225 million has been received.
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
As of June 30, 2024, Arcadium had restricted cash of $24.6 million on deposit with Mizuho as collateral for the Project Loan Facility and classified within Other non-current assets in its condensed consolidated balance sheets. See Note 15 for details.
Arcadium's cash and cash equivalents balance in its condensed consolidated balance sheet as of June 30, 2024 includes $65 million held by the entities discussed above.
Arcadium funded JEMSE’s equity contributions in SDJ SA with an interest-free loan (the "JEMSE Receivable") to be repaid by JEMSE out of 33% of the dividends it receives from SDJ SA. The fair value of the non-current receivable is $5.0 million as of June 30, 2024.
Note 10: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2024	December 31, 2023
Land and land improvements	$319.8	$106.2
Buildings	896.7	134.9
Machinery and equipment	735.0	420.7
Mineral rights	3,280.0	560.0
Construction in progress	2,111.2	1,284.4
Total cost	$7,342.7	$2,506.2
Accumulated depreciation	(307.8)	(269.1)
Property, plant and equipment, net	$7,034.9	$2,237.1
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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Asset type	Depreciation and amortization method	Useful Life
Land	N/A	—
Land improvements	Straight-line	20 years
Buildings	Straight-line	20-40 years
Mineral rights	Units-of-production	Based on rate of depletion of reserves
Mining extraction equipment	Units-of-production	Based on rate of depletion of reserves
Leased plant and equipment	Straight-line	Lease period (1-10.5 years)
Other machinery and equipment	Straight-line	3-18 years
Software	Straight-line	3-10 years
Depreciation expense was $44.7 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively.
Note 11: Restructuring and Other Charges
The following table shows other charges included in Restructuring and other charges in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Restructuring charges:
Severance-related and exit costs	$3.2	$0.7	$14.1	$2.4
Other charges:
Costs related to the Allkem Livent Merger	19.8	18.8	86.8	18.8
Bessemer City plant fire loss	—	5.0	—	5.0
Other	(1.1)	(0.2)	0.8	0.1
Total Restructuring and other charges	$21.9	$24.3	$101.7	$26.3

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 12: Other gains
The following table shows amounts included in Other gains in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Blue Chip Swap gains: (1)
Non-recurring - SDV SA and MdA Holdings LLC (2)	$16.8	$11.4	$36.5	$11.4
Recurring - SDJ and MdA	4.1	—	14.0	—
Total Blue Chip Swap gains	20.9	11.4	50.5	11.4

Foreign currency remeasurement gains/(losses):
Remeasurement gains on U.S. dollar denominated cash held by foreign currency functional subsidiary	0.4	—	14.3	—
All other foreign currency remeasurement gains/(losses) (3)	58.6	(3.8)	92.8	(4.9)
Total Foreign currency remeasurement gains/(losses)	59.0	(3.8)	107.1	(4.9)

Loss on trading securities	—	—	(0.4)	—
Total Other gains	$79.9	$7.6	$157.2	$6.5
___________________________
1.See Note 2 for details.
2.Represents the non-recurring gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the divergence of Argentina's Blue Chip Swap market exchange rate from the official rate.
3.The three and six months ended June 30, 2024 primarily includes impact of currency fluctuations on deferred income tax assets and liabilities related to the Allkem Livent Merger.
Note 13: Income Taxes
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
Provision for income taxes for the three and six months ended June 30, 2024 was an expense of $35.3 million and $89.1 million resulting in an effective tax rate of 27.2% and 43.8%, respectively. Provision for income taxes for the three and six months ended June 30, 2023 was an expense of $14.6 million and $38.5 million resulting in an effective tax rate of 13.9% and 15.8%, respectively.
Note 14: Asset Retirement Obligations
Legacy Allkem asset retirement obligations acquired in the Allkem Livent Merger were recorded at fair value on the Acquisition Date and consist of $7.3 million, $1.5 million and $1.0 million related to the Mt Cattlin spodumene mine in Western Australia, the Olaroz lithium brine extraction facility in Jujuy, Argentina and the Sal de Vida lithium brine extraction facility (currently under development) in Catamarca, Argentina, respectively.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 15: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	June 30, 2024	December 31, 2023
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	7.19%	9.25%		2027	$—	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(1.6)	(2.4)
Nemaska - Prepayment agreement - tranche 1 (2)			8.9%		75.0	75.0
Discount - Prepayment agreement					(19.4)	(19.8)
Nemaska - Prepayment agreement - tranche 2 (2)			9.4%		150.0	—
Discount - Prepayment agreement					(53.4)	—
Nemaska - Other					0.5	3.4
Debt assumed in Allkem Livent Merger (3)
Project Loan Facility - Stage 1 of Olaroz Plant			4.90%	2024	9.1	—
Project Loan Facility - Stage 2 of Olaroz Plant			2.61%	2029	144.0	—
Affiliate Loans with TTC			15.25%	2030	81.5	—
Affiliate Loan with TLP			10.34%	2026	2.5	—
Total debt assumed in Allkem Livent Merger					237.1	—
Subtotal long-term debt (including current maturities)					634.0	302.0
Less current maturities					(43.4)	(2.4)
Total long-term debt					$590.6	$299.6
______________________________
1.As of June 30, 2024 and December 31, 2023, there were $20.6 million and $15.5 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and $479.4 million and $484.5 million available funds as of June 30, 2024 and December 31, 2023, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.Represents advance payments in connection with customer supply agreement which do not have a contractual interest rate or bear any actual interest and are repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. Represents U.S. GAAP imputed interest rate.
3.On May 30, 2024, SDV SA paid the outstanding principal balance of $47.0 million, a prepayment fee of $0.9 million and accrued interest and commitment fees of $1.3 million to repay the Sal de Vida Project Financing Facility in its entirety.
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
The last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, June 30, 2024 was not greater than or equal to 130% of the conversion price as adjusted for the Allkem Livent Merger, which is $4.72, on each trading day, and as a result, the holders do not have the option to convert all or any portion of their 2025 Notes through September 30, 2024.
The conversion rate for the 2025 Notes is 275.4593 ordinary shares of Arcadium Lithium per $1,000 principal amount of 2025 Notes. The 2025 Notes mature in July 2025 and are classified as long-term debt.
On the July 15, 2025 maturity date, we are required to cash settle any outstanding 2025 Notes that have not otherwise been redeemed or converted.
The Company recognized non-cash interest related to the amortization of transaction costs for the 2025 Notes of $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, all of which was capitalized. The Company recorded $2.5 million and $5.0 million of accrued interest expense related to the principal amount for the three and six months ended June 30, 2024, respectively, all of which was capitalized.
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
We recorded $0.8 million of incremental deferred financing costs in the condensed consolidated balance sheets for the Revolving Credit Facility commitment and legal fees and a zero and $0.2 million loss on debt extinguishment in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively, for the write off of existing deferred financing costs to recognize a partial change in syndication related to the Revolving Credit Facility. The carrying value of our deferred financing costs was $2.5 million as of June 30, 2024 and is recorded to Other assets in our condensed consolidated balance sheet.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain restrictive agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of June 30, 2024. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of June 30, 2024.
Debt assumed as a result of Allkem Livent Merger
The following is a summary of Allkem's indebtedness that Arcadium Lithium assumed as a result of the Allkem Livent Merger.
Project Financing Facility
Galaxy Lithium (SAL DE VIDA) S.A. ("SDV SA"), which is owned 100% by Arcadium, entered into a project financing facility with the International Finance Corporation related to the Sal de Vida development project ("Sal de Vida") in Argentina (the "Project Financing Facility"). The Project Financing Facility originally provided for a total of $180.0 million in limited recourse, sustainability-linked green project financing maturing in March 2033. On May 30, 2024, SDV SA paid the lender the outstanding principal balance of $47.0 million, a prepayment fee of $0.9 million and accrued interest and commitment fees of $1.3 million to repay the Project Financing Facility in its entirety.
Project Loan Facility
SDJ SA has a project loan facility with Mizuho Bank related to the Olaroz Plant (the "Project Loan Facility"):
•The Project Loan Facility for Stage 1 of the Olaroz Plant had an outstanding principal balance of $9.1 million as of June 30, 2024. The interest rate for the Stage 1 loan is the SOFR plus a margin of 0.80%. The interest rate related to 88.6% of the loan was hedged in 2015 with such rate currently at 4.896% until the last repayment in September 2024. Sales de Jujuy Pte Ltd has provided security in favor of Mizuho Bank over the shares it owns in SDJ SA and the Japan Organization for Metals and Energy Security, which covers 82.35% of the outstanding principal amount; and
•The Project Loan Facility for Stage 2 of the Olaroz project had an outstanding balance of $144.0 million as of June 30, 2024. The interest rate for the Stage 2 loan is a fixed rate of 2.6119% per annum until expiry in March 2029.
As of June 30, 2024, Arcadium had restricted cash of $24.6 million on deposit with Mizuho as collateral for the Project Loan Facility and classified within Other non-current assets in its condensed consolidated balance sheet.
As of June 30, 2024, Arcadium has reserved $108.0 million of its cash and cash equivalents in support of a guarantee to TTC associated with the Stage 2 Project Loan Facility for the Olaroz Plant. Arcadium would incur a 2.5% fee for permitted reductions to this reserve.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Affiliate Loans With TTC
SDJ SA has eleven loans with TTC related to the Olaroz Plant originally providing for a total of $93.0 million in principal. As of June 30, 2024, the loans have an outstanding principal balance of $81.5 million and are payable ranging from July 2024 until March 2030.
Note 16: Share-based Compensation
Arcadium Lithium plc Omnibus Incentive Plan (the "Arcadium Plan")
As of June 30, 2024, there were 64,548,000 Arcadium ordinary shares authorized for issuance under the Arcadium Plan. The Arcadium Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including share options, restricted shares, restricted share units (including performance units), share appreciation rights, and management incentive awards. The Compensation Committee of the Arcadium Board of Directors (the "Arcadium Committee") has the authority to amend the Arcadium Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
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
Legacy Livent Awards
As of June 30, 2024, there were 6,579,305 Arcadium ordinary shares authorized for issuance upon the exercise or settlement of the Legacy Livent Awards.
Share Compensation
We recognized the following share compensation expense for Legacy Livent Awards and awards under the Arcadium Plan:

	Three Months Ended June 30,	Six Months Ended June 30,
(in Millions)	2024
Share Option Expense, net of taxes of $0.1 and $0.2	$0.8	$1.2
Restricted Share Expense, net of taxes of $0.4 and $1.1	2.7	16.8
Performance-Based Restricted Share Expense, net of taxes of zero and less than $0.1	—	0.4
Total Share Compensation Expense, net of taxes of $0.5 and $1.3 (1)	$3.5	$18.4
____________________
(1)    Gross share compensation charges of $3.5 million and $0.5 million were recorded to Selling, general and administrative expenses and Restructuring and other charges, respectively, in our condensed consolidated statements of operations for the three months

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
ended June 30, 2024. Gross share compensation charges of $5.7 million and $14.0 million were recorded to Selling, general and administrative expenses and Restructuring and other charges, respectively, in our condensed consolidated statements of operations for the six months ended June 30, 2024.
Share Options
The grant date fair values of the share options granted in the six months ended June 30, 2024, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of ten of our publicly traded peers that operate in the specialty chemical sector. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of share option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Arcadium's ordinary shares. Arcadium share options granted in the six months ended June 30, 2024 will vest equally on the first, second and third anniversaries of the grant date and expire ten years from the date of grant.
The following summary shows Black Scholes valuation assumptions for Arcadium Plan share options granted in 2024:

	Six months ended June 30, 2024
Grant date	3/6/2024	5/14/2024	6/28/2024
Expected dividend yield	—%	—%	—%
Expected volatility	31.18%	31.97%	33.00%
Expected life (in years)	6.0	6.0	6.0
Risk-free interest rate	4.08%	4.41%	4.28%
The weighted-average grant date fair value of share options granted during the six months ended June 30, 2024 was $1.92 per share.
The following summary shows share option activity for the Allkem Livent Merger and the Arcadium Plan for the six months ended June 30, 2024:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2023	5,060,687	5.6 years	$6.73	$6.5
Granted	3,877,317		$4.92
Exercised	(53,056)		$4.05	$—
Forfeited	(2,610)		$9.70
Outstanding at June 30, 2024	8,882,338	7.1	$5.96	$0.1
Exercisable at June 30, 2024	4,136,405	4.5	$6.25	$0.1
As of June 30, 2024, we had total remaining unrecognized compensation cost related to unvested share options of $7.8 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.6 years.
Restricted Share Unit Awards
The grant date fair value of RSUs under the Arcadium Plan is based on the market price per share of Arcadium's ordinary shares on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted during the six months ended June 30, 2024, will vest equally on the first, second and third anniversaries of the grant date.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Pursuant to the Transaction Agreement, on the Acquisition Date, 927,510 employee RSUs vested on an accelerated pro rata basis. The following table shows RSU activity for the Allkem Livent Merger and the Arcadium Plan for the six months ended June 30, 2024:

	Restricted Share Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested December 31, 2023	2,287,088	$7.83	$17.1
Granted (1)	3,868,888	$5.44
Vested (2)	(1,869,675)	$7.19
Nonvested June 30, 2024	4,286,301	$5.95	$14.4
___________________
1.The Company granted 1,080,825 Allkem Replacement Awards on January 12, 2024 pursuant to the Transaction Agreement.
2.Immediately prior to the Acquisition Date, 768,440 non-employee Director RSUs vested and were paid out in cash of $5.3 million pursuant to the Transaction Agreement.
As of June 30, 2024, the Arcadium Plan had total remaining unrecognized compensation cost related to unvested RSUs of $17.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.4 years.

Performance-Based Restricted Share Unit ("PRSU") Awards
Pursuant to the Transaction Agreement, on the Acquisition Date, 96,885 employee PRSUs vested on an accelerated basis at the higher of the PRSU payout on the accelerated vest date, which was —%, or 100%. The following table shows PRSU activity for the six months ended June 30, 2024.

	Performance-Based Restricted Share Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2023	96,885	$9.42	$0.7
Vested	(96,885)	$9.42
Nonvested as of June 30, 2024	—	$—	$—
Note 17: Equity
After the closing of the Allkem Livent Merger on January 4, 2024 and as of June 30, 2024, we had 5 billion ordinary shares of $1.00 par value each and 125 million preferred shares of $1.00 par value each authorized. The following is a summary of Arcadium's ordinary shares issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2023 (1)	433,059,946	(263,669)	432,796,277
Issued to Allkem shareholders - Allkem Livent Merger	641,337,840	—	641,337,840
PRSU and RSU awards accelerated - Allkem Livent Merger	648,969	—	648,969
Arcadium RSU awards	155,706	—	155,706
Arcadium share option awards	8,497	—	8,497
Net sales of treasury shares - Arcadium NQSP	—	766	766
Balance as of June 30, 2024	1,075,210,958	(262,903)	1,074,948,055
_____________________
1.Balances outstanding as of December 31, 2023, representing predecessor Livent, have been adjusted to reflect the 2.406 Exchange Ratio.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2023	$(49.8)	$—	$(49.8)
Other comprehensive (losses)/income before reclassifications	(30.5)	0.3	(30.2)
Accumulated other comprehensive loss, net of tax as of June 30, 2024	$(80.3)	$0.3	$(80.0)

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
Other comprehensive income before reclassifications	0.5	0.6	1.1
Accumulated other comprehensive loss, net of tax as of June 30, 2023	$(50.5)	$0.6	$(49.9)

Dividends
For the three and six months ended June 30, 2024 and 2023, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.
Note 18: Earnings Per Share
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
Earnings applicable to ordinary shares and ordinary shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
Numerator:
Net income attributable to Arcadium Lithium plc	$85.7	$90.2	$101.3	$205.0

Denominator:
Weighted average ordinary shares outstanding - basic	1,074.9	432.3	1,064.2	432.2
Dilutive share equivalents from share-based plans	0.9	3.9	1.0	3.8
Dilutive share equivalents from 2025 Notes	67.7	67.7	67.7	67.7
Weighted average ordinary shares outstanding - diluted	1,143.5	503.9	1,132.9	503.7

Basic earnings per ordinary share	$0.08	$0.21	$0.10	$0.47
Diluted earnings per ordinary share	$0.07	$0.18	$0.09	$0.41
_____________________
1.For the three and six months ended June 30, 2023, weighted average ordinary shares outstanding - basic and diluted, dilutive share equivalents and basic and diluted earnings per ordinary share amounts represent predecessor Livent and have been adjusted to reflect the 2.406 Exchange Ratio.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Anti-dilutive share options
For the three and six months ended June 30, 2024, options to purchase 7,529,226 shares of our ordinary shares, at an average exercise price of $6.36 per share, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, options to purchase 2,611 shares of our ordinary shares, at an average exercise price of $9.70 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the three and six months ended June 30, 2023.
Note 19: Financial Instruments, Risk Management and Fair Value Measurements
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
The estimated fair value and the carrying amount of debt were $747.6 million and $634.0 million, respectively, as of June 30, 2024. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of June 30, 2024, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.4 million designated as cash flow hedges of underlying forecasted sales and purchases. As of June 30, 2024, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $22.4 million.
A net after-tax gain of $0.4 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2024 if spot rates in the future are consistent with market rates as of June 30, 2024. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the Cost of sales line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $101.6 million as of June 30, 2024.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following table provides the gross fair value and net balance sheet presentation of our derivative instruments. The Company had no open derivative cash flow hedge contracts as of December 31, 2023.

June 30, 2024
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivative assets
Foreign exchange contracts	$0.4
Total derivative assets (1)	0.4
Net derivative assets	$0.4
__________________
1.Net balance is included in Prepaid and other current assets in the condensed consolidated balance sheets.

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2023	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2024	$0.2
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive income, net of tax at June 30, 2024	$0.3

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2022	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2023	$0.2
Unrealized hedging gains, net of tax	0.4
Total derivatives instruments impact on comprehensive income, net of tax	0.4
Accumulated other comprehensive income, net of tax at June 30, 2023	$0.6

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)		2024	2023	2024	2023
Foreign Exchange contracts	Other gain/(loss)	$2.5	$(0.2)	$13.1	$1.9
Total		$2.5	$(0.2)	$13.1	$1.9
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

(in Millions)	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$6.3	$6.3	$—	$—
JEMSE Receivable	5.0	—	—	5.0
Equity securities (2)	1.8	1.8	—	—
Derivatives – Foreign exchange	0.4	—	0.4	—
Total Assets	$13.5	$8.1	$0.4	$5.0

Liabilities
Deferred compensation plan obligation (3)	$7.2	$7.2	$—	$—
Total Liabilities	$7.2	$7.2	$—	$—

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$4.1	$4.1	$—	—
Total Assets	$4.1	$4.1	$—	$—

Liabilities
Deferred compensation plan obligation (3)	$6.7	$6.7	$—	$—
Total Liabilities (4)	$6.7	$6.7	$—	$—
____________________
1.Balance is included in Investments in the condensed consolidated balance sheets. Arcadium NQSP investments in Arcadium ordinary shares are recorded as Treasury shares in the condensed consolidated balance sheets and carried at historical cost. Mark-to-market gains of $0.3 million and $1.1 million were recorded for the three and six months ended June 30, 2024, respectively. Mark-to-market losses of $0.6 million and $0.8 million were recorded for the three and six months ended June 30, 2023, related to the Arcadium ordinary shares. The mark-to-market gains and losses were recorded in Selling, general and administrative expenses in the condensed consolidated statements of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
2.Mark-to-market gains and losses are recorded to Other gain/loss in the condensed consolidated statement of operations.
3.Balance is included in Other long-term liabilities in the condensed consolidated balance sheets.
4.The Company had no open cash flow hedge contracts as of December 31, 2023.

Note 20: Commitments and Contingencies
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina ("MdA"), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2015 to 2019, 2021 and 2022), Rosario (for 2016 and 2017), Buenos Aires and Ezeiza (for 2018, 2019, 2021 and 2022) regarding the export of lithium carbonate by MdA from each of those locations. See Note 21 for more information about the payment the Company made in June 2023 for export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022.
Sales de Jujuy S.A., our subsidiary in Argentina ("SDJ SA") has received a notice from the Argentine Customs Authority regarding custom duties for the export of lithium carbonate by SDJ SA from January 2022 through August 2023.
SDJ SA also received notification from Jujuy provincial tax authority regarding a royalty adjustment in favor of the Province for the periods 2021 and 2022.
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
In January, 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products, which was followed by Presidential Decree No. 57/2023 in February, 2023. The Presidential Decree prospectively cancels all export rebates for lithium products. Prior to the Presidential Decree, MdA had the right to collect 4% of the FOB value for exported products (which consisted of the "La Puna" rebate which was 2.5% and the "Export" rebate which was 1.5%). In October 2023 by Presidential Decree No. 557/2023 the Export rebate of 1.5% was reinstated. Subsequent to the Presidential Decree entering into force on October 26, 2023 MdA is entitled to the 1.5% rebate/refund on FOB value of its exported products. As of June 30, 2024, MdA has a receivable of approximately $4.5 million USD which is still valid and remains in force after the Presidential Decrees.
A range of possible liabilities, if any, cannot be currently estimated by the Company.
Australia Tax Matters
We were informed on April 16, 2024 that the Australian Taxation Office will be performing a combined assurance review of Allkem Limited and its Australian subsidiaries for the period of July 1, 2019 to June 30, 2023.
Canada Tax Matters
We were notified that Nemaska Lithium has received certain audit queries from the Canada Revenue Agency ("CRA") related to the Approval and Vesting Order (the "RVO") issued under the Companies' Creditors Arrangement Act ("CCAA") on October 15, 2020, by the Superior Court of Québec. Nemaska Lithium has been responding to those queries.
Leases
All of our leases are operating leases as of June 30, 2024 and December 31, 2023. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of two to twenty-seven years.
The Company assumed an ROU asset and corresponding lease liability of $53.4 million in the Allkem Livent Merger, all of which are accounted for as operating leases.
Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions, except for weighted-average amounts)	2024	2023	2024	2023
Lease Cost
Operating lease cost	$4.2	$0.3	$8.5	$0.6
Short-term lease cost	0.1	0.1	0.2	0.2
Total lease cost (1)	$4.3	$0.4	$8.7	$0.8
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3.8	$0.4	$8.2	$0.7
__________________________
1.Lease expense is classified as Selling, general and administrative expenses in our condensed consolidated statements of operations.

As of June 30, 2024, our operating leases had a weighted average remaining lease term of 8.2 years and a weighted average discount rate of 8.6%.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2024	$7.3
2025	9.9
2026	9.1
2027	8.3
2028	8.1
Thereafter	31.1
Total future minimum lease payments	73.8
Less: Imputed interest	(19.8)
Total	$54.0

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 21: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	June 30, 2024	December 31, 2023
Prepaid and other current assets
Tax related items	$113.6	$29.5
Prepaid expenses	66.3	16.9
Argentina government receivable (1)	15.1	7.9
Other receivables	63.6	28.2
Bank Acceptance Drafts (2)	1.2	—
Derivative assets (Note 17)	0.4	—
Other current assets	3.8	3.9
Total	$264.0	$86.4

(in Millions)	June 30, 2024	December 31, 2023
Other assets
Argentina government receivable (1), (3)	$128.8	$71.3
Advance to contract manufacturers (4)	26.1	27.6
Long-term semi-finished goods inventory	137.4	1.0
Tax related items	4.0	4.0
Capitalized software, net	1.5	1.1
Other assets	44.5	22.7
Total	$342.3	$127.7
_________________
1.We have various subsidiaries that conduct business in Argentina. As of June 30, 2024 and December 31, 2023, $39.3 million and $38.8 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. A recent judicial decision relating to the U.S. dollar-denominated export tax receivable portion ($34.8 million) permits the Argentina government to reimburse us in Argentine pesos at the historical foreign exchange rate applicable at each past payment date, adjusted by a bank deposit interest rate. While Arcadium filed an appeal on November 6, 2023 and believes it has valid defenses on the technical merits, the ultimate resolution of this matter could result in a possible loss of up to $34.3 million. We continually review the recoverability of all outstanding receivables by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. The Company accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.In June 2023, the Company decided to pay $21.7 million for the export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022 registered in those locations. This payment stops the accrual of any further interest. It was a deposit made under protest and was not an admission of any of the claims made by the Customs Authorities or a waiver of any of the Company's defenses, including recovery of the deposit plus interest. The cases remain in discussion. See Note 20 for more information.
4.We record deferred charges for certain contract manufacturing agreements which we amortize over the term of the underlying contract.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2024	December 31, 2023
Accrued and other current liabilities
Accrued payroll	$56.3	$31.2
Retirement liability - 401k	4.6	3.2
Environmental reserves, current	3.0	0.5
Severance	1.6	1.7
Accrued investment in unconsolidated affiliates	—	27.0
Other accrued and other current liabilities (1)	94.3	73.2
Total	$159.8	$136.8

(in Millions)	June 30, 2024	December 31, 2023
Other long-term liabilities
Deferred compensation plan obligation	$7.2	$6.7
Contingencies related to uncertain tax positions (2)	16.2	6.2
Self-insurance reserves	1.1	1.1
Asset retirement obligations	11.3	3.7
Other long-term liabilities	53.6	3.6
Total	$89.4	$21.3
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of June 30, 2024, we have recorded a liability for uncertain tax positions of $15.8 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

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
We have reviewed these accounting estimates, identifying those that we believe contain matters that are inherently uncertain, have significant levels of subjectivity and complex judgments and are critical to the preparation and understanding of our condensed consolidated financial statements. We have described our critical accounting estimates in Item 7 of our 2023 Annual Report on Form 10-K. These include revenue recognition, trade and other receivables, impairments and valuation of long-lived assets and equity method investments, accounting for business combinations, and income taxes. We have reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. Critical accounting estimates are central to our presentation of results of operations and financial condition and require management to make judgments, assumptions and estimates on certain matters. We base our estimates, assumptions and judgments on historical experience, current conditions and other reasonable factors. In addition to the critical accounting estimates described in our Form 10-K, we have added “Resources”, "Inventory", "Depreciation and amortization" and "Goodwill" described hereinafter.
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
Capital spending and capacity expansions
In response to current lithium market conditions, the Company has decided to defer investment in two of our four current expansion projects. The Company still sees strong long-term growth trajectory for lithium demand and is committed to developing its portfolio of expansion opportunities on a timeline that is supported by the market and customers.
Arcadium Lithium intends to pause current investment in its 40,000 metric ton lithium carbon equivalent ("LCE") spodumene Galaxy project in Canada (formerly “James Bay”) and is exploring the opportunity to bring in a partner to provide additional capital for the project in return for a long-term strategic partnership. The pause in spending will be structured to minimize both cost and timing disruption when the project is ultimately resumed.
Additionally, Arcadium Lithium is revisiting the sequencing of its combined 25,000 metric ton lithium carbonate projects at the Salar del Hombre Muerto in Argentina. Rather than execute Fénix Phase 1B and Sal de Vida Stage 1 simultaneously as previously announced, the projects will now be completed sequentially.
As a result of these actions, the Company believes it will reduce its capital spending by approximately $500 million over the next 24 months.
Li-Metal transaction
On August 2, 2024, Arcadium announced it acquired the lithium metal division of Li-Metal Corp. The all-cash $11 million USD transaction includes the intellectual property and physical assets related to lithium metal production, including a pilot production facility in Ontario, Canada.

Arcadium Lithium uses lithium metal to manufacture specialty products, including high purity lithium metal ("HPM") and LIOVIX®, a proprietary printable lithium metal formulation, for primary battery applications and next-generation batteries. Arcadium Lithium also processes lithium metal into butyllithium, as well as other lithium specialty chemicals used in medicine, agriculture, electronics and other industries.
Merger of Allkem and Livent
On January 4, 2024, Arcadium Lithium completed the Allkem Livent Merger.
In this Form 10-Q, because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger which closed on January 4, 2024, we are presenting the results of predecessor Livent’s operations for the three and six months ended June 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Subsequent to the closing of the Allkem Livent Merger on January 4, 2024, the financial statements of the Company presented in this Form 10-Q include the financial position and operations of Allkem. As a result of the Allkem Livent Merger, our financial information for the reporting periods after January 4, 2024, which reflect the results of operations of Allkem, will not be directly comparable to our financial information for periods prior to the Allkem Livent Merger, including the information presented in this Form 10-Q.
Segment Information
In January 2024, Arcadium Lithium completed the Allkem Livent Merger. See Note 4, Allkem Livent Merger for further details. Following the closing of the Allkem Livent Merger, we currently operate as one reportable segment based on the commonalities among our products and services. As integration evolves, we will continue to assess this determination.
Business Update
Since the closing of the Allkem Livent Merger, we have been focused on safely integrating the operations of the legacy Allkem and Livent businesses and identifying and executing on cost savings, commercial and operational synergies. This includes rationalizing office space and employee organizational structures. We are making improvements to our capital management system and process, which we believe will result in more efficient and timely capital spending decisions and outlays. This has also led us to re-evaluate our capital spending projections and future expansion timelines and production estimates. Broadly, we are attempting to have our expansion activities be supported by the cash generated from our operations over time, although that may not be possible in the short-term. We continue to harmonize different processes and reporting standards between the legacy Allkem and Livent businesses, including those used for accounting and reporting mineral resources and reserves.
We have had many years of reliable lithium production in Argentina. Nevertheless, our operations in Argentina are subject to their own unique challenges. Foreign currency reserves in Argentina remain depleted. Although the monthly rate of inflation has slowed, Argentina continues to be a highly inflationary economy with an unstable currency. It is marked by high natural gas, oil and power prices, and social, labor and political unrest. There is also financial uncertainty over the Argentina government's ability to repay large international debt obligations that are maturing in the future. Difficulties with foreign currency reserves have led to significant restrictions on foreign exchange transactions, which in turn have placed severe limits on imports, including certain materials for our operations and expansion projects. Additionally, vendor concerns regarding high inflation and the inability to restock items has resulted in increased pricing uncertainty with respect to products and equipment.
As a result of this mix of factors in Argentina, there is increasing interest and focus from federal and provincial governments to obtain additional sources of funding, such as through customs, royalties, tax revenues and other concessions from private and/or foreign companies, including from the lithium industry. The State Prosecutor of Salta recently notified us of its decision to terminate the suspension agreement with respect to the Salta Royalty Claim (as previously disclosed in Part I, Item 2, Properties, Material Individual Properties, Salar del Hombre Muerto, Mineral Concession Rights and Royalties of our 2023 Annual Report on Form 10-K) with effect as from August 9, 2024. As a result, the underlying judicial claims will resume on August 9, 2024. However, our discussions with the respective Provinces of Catamarca and Salta to resolve the Salta Royalty Claim are ongoing. There can be no assurance as to the outcome or timing of such discussions.
In addition, on June 27, 2024, the National Congress in Argentina approved the Bases and Starting Point of the Freedom of Argentines Law No. 27,742 (Ley de Bases y Puntos de Partida para la Libertad de los Argentinos) which, in addition to amending several existing laws, created the Incentive Regime for Large Investments (“RIGI”, its acronym in Spanish). This statute became effective on July 8, 2024. The RIGI is a promotional regime that is applicable to the mining sector and provides guarantees of regulatory, fiscal, customs, and exchange rate stability to projects that qualify under it for a term of 30 years from the inclusion date. The regulations to implement RIGI are still pending and, as such, Arcadium is awaiting further guidance on the scope and application of RIGI.
On June 27, 2024, the National Congress in Argentina also approved the Law No. 27,743 on “Palliative and Relevant Tax Measures” which, among other things, increased the cap on mining royalties payable to the provinces from three percent (3%)

to five percent (5%) of the pithead value of the extracted mineral. This new 5% cap on royalties applies exclusively to mining projects that have not started construction (i.e., being at or prior to the exploitation stage) prior to the date of entry into force of this law. As such, this should not apply to our ongoing operations and expansion projects in Argentina that are being managed and developed by our subsidiaries MdA, SDV SA and SDJ SA. The provinces are expected to implement Law No. 27,743 through their own provincial laws.
In Argentina and Canada, we are currently focused on integrating and streamlining the different operations of Livent and Allkem both from a cost and production efficiency perspective. Our expansion efforts (now paused and modified as noted under "Capital spending and capacity expansions" above) progressed at a slower pace and at higher costs than originally contemplated. We are aligning our expansion efforts to match market conditions, supply chain challenges, and local labor market capabilities. Nevertheless, we intend to deliver additional volumes needed by customers within their requested timeframes. We do not expect our current expansion efforts in Argentina to be affected by the environmental impact assessment to be carried out by the Province of Catamarca that takes into account the cumulative effect of all projects in the area. Management is continuing to monitor the cumulative impact of neighboring projects and tenement claims in Argentina on our water and brine rights, existing easements, and operations. There is little legal precedent and a limited government track record on the allocation of competing rights over fluid resources such as lithium brine and water in Argentina. Management is also monitoring our levels of water use in comparison to our local competitors.
Generally, the global economy and business environment in the diverse group of markets we serve present us with various opportunities and challenges. The long-term demand for lithium products remains strong, driven by the increased adoption of EVs and other energy storage applications, providing us with the opportunity to continue to develop high performance lithium compound products and maintain our position as a leading global producer of butyllithium and high purity lithium metal. However, the current lithium market is characterized by overcapacity and overproduction, a decrease in overall demand, strong competition, vertical integration by end users, geopolitical tensions over supply chains, and certain macroeconomic headwinds, resulting in lower pricing. Nevertheless, we believe our business fundamentals are sound and that we can manage the impact on our business of fluctuating lithium prices, inflation, high energy costs and shortages, supply chain disruptions, various global conflicts and regional challenges, higher interest rates, the strength of the U.S. dollar, and the corresponding weakening of foreign currencies. Given our extensive global capabilities, vast experience in the markets we serve, and deep customer relationships, we believe we are well positioned to capitalize on future business opportunities and the accelerating trend of electrification.
Customers in the EV manufacturing industry are transitioning their businesses for continued expected growth in electrification, although at different rates around the globe. During the first half of 2024, China EV adoption as evidenced by new car sales was at record levels, and battery installations exceeded many analysts’ expectations. In China, lithium iron phosphate (LFP) cathode-based batteries and plug-in electric hybrid vehicles (PHEVs) have increased their share in the chemistry and EV mix in recent quarters. EV sales in the European Union and the United States have been below analysts' expectations during the first half of 2024, but automakers expect to launch new attractive EV models during the second half of 2024 and expect lower battery prices. Globally, EV price reductions, particularly those of a few leading automakers, will likely continue to put commercial and financial pressures on several other automakers in the world's major EV markets.
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
The material matters that management is currently monitoring are: integration activities related to the Allkem Livent Merger, costs, the pace and scope of our ongoing expansion projects and those that we decide to pause; political and economic developments in Argentina, the United States, England and other places where we do business; the supply and demand balance of battery-grade and total lithium compounds in the global marketplace; lithium market prices and the impact lower prices may have on earnings and investment opportunities; our marginal costs of production; inflation, interest rates and fluctuating foreign currency exchange rates, and the negative impact they may have on our operations, customers (and their attempts at vertical integration and/or preferences for suppliers) and key end markets such as electric vehicles; global supply chain and logistics issues, and our ability to deliver products and receive key inputs; the impact of the IRA on the Company and customer demand; global energy supply concerns and prices; the potential economic and geopolitical consequences of various global conflicts; the pricing, economic demand and geopolitical impact of tariffs in the United States, Europe and elsewhere on EVs and other products; the effects of climate change, including climate events such as wildfires, droughts and rain near or impacting our operations, insurance premiums, and ESG compliance costs and reporting requirements; community relations near our operations; and, the potential for cybersecurity breaches.
2024 Business Outlook
For the combined business, we expect increased volumes sold versus the prior year, driven by the ramp up of new production capacity in the second half of the year. This results in higher lithium carbonate and lithium hydroxide sales, which is offset by lower spodumene concentrate sales due to reduced production at Mt. Cattlin in 2024. Our outlook for the remainder of 2024 depends to a significant extent on the market prices of our lithium products, which declined substantially in the fourth quarter of 2023 and remain below the full 2023 fiscal year average and have declined further recently. This uncertainty is balanced in part by pricing mechanisms on a portion of our existing volumes under commercial agreements. We also expect increased costs versus the prior year, with higher costs from the ramping up of new production units offset by synergy and cost saving initiatives.

The following Management Discussion and Analysis includes the results of predecessor Livent’s operations for three and six months ended June 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2024			2023 (1)	2024			2023 (1)
	Livent	Allkem	Arcadium		Livent	Allkem	Arcadium
(in Millions)	(unaudited)
Revenue	$170.7	$83.8	$254.5	$235.8	$329.4	$186.3	$515.7	$489.3
Cost of sales	98.9	75.2	174.1	88.5	186.1	142.8	328.9	174.8
Gross margin	71.8	8.6	80.4	147.3	143.3	43.5	186.8	314.5
Selling, general and administrative expenses	20.5	(5.0)	15.5	17.6	37.6	17.8	55.4	33.9
Research and development expenses	1.1	0.4	1.5	1.0	2.2	0.4	2.6	2.0
Restructuring and other charges	5.5	16.4	21.9	24.3	75.1	26.6	101.7	26.3
Total costs and expenses	126.0	87.0	213.0	131.4	301.0	187.6	488.6	237.0
Income/(loss) from operations before equity in net loss of unconsolidated affiliate, interest income, net, loss on debt extinguishment and other gains	44.7	(3.2)	41.5	104.4	28.4	(1.3)	27.1	252.3
Equity in net loss of unconsolidated affiliate	—	—	—	7.2	—	—	—	15.3
Interest expense/(income), net	0.4	(9.7)	(9.3)	—	1.4	(21.7)	(20.3)	—
Loss on debt extinguishment	—	0.9	0.9	—	0.2	0.9	1.1	—
Other gains	(9.7)	(70.2)	(79.9)	(7.6)	(24.5)	(132.7)	(157.2)	(6.5)
Income from operations before income taxes	54.0	75.8	129.8	104.8	51.3	152.2	203.5	243.5
Income tax expense			35.3	14.6			89.1	38.5
Net income			94.5	90.2			114.4	205.0
Net income attributable to noncontrolling interests			8.8	—			13.1	—
Net income attributable to Arcadium Lithium plc			$85.7	$90.2			$101.3	$205.0
_____________________
1.Represents the results of predecessor Livent’s operations for three and six months ended June 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024			2023 (1)	2024			2023 (1)
	Livent	Allkem	Arcadium		Livent	Allkem	Arcadium
(in Millions)	(unaudited)
Income from operations before income taxes	$54.0	$75.8	$129.8	$104.8	$51.3	$152.2	$203.5	$243.5
Add back:
Interest expense/(income), net	0.4	(9.7)	(9.3)	—	1.4	(21.7)	(20.3)	—
Depreciation and amortization	12.6	11.7	24.3	7.0	23.5	18.0	41.5	13.8
EBITDA (Non-GAAP)	67.0	77.8	144.8	111.8	76.2	148.5	224.7	257.3
Add back:
Argentina remeasurement (gains)/losses (a)	(1.8)	(55.8)	(57.6)	4.8	(4.4)	(91.8)	(96.2)	8.9
Restructuring and other charges (b)	5.5	16.4	21.9	24.3	75.1	26.6	101.7	26.3
Loss on debt extinguishment (c)	—	0.9	0.9	—	0.2	0.9	1.1	—
Inventory step-up, Allkem Livent Merger (d)	—	4.7	4.7	—	—	20.5	20.5	—
Other losses/(gains) (e)	2.4	(1.2)	1.2	5.0	3.5	(10.9)	(7.4)	10.8
Subtract:				—		.
Blue Chip Swap gain (f)	(6.4)	(10.4)	(16.8)	(11.4)	(17.8)	(18.7)	(36.5)	(11.4)
Adjusted EBITDA (Non-GAAP)	$66.7	$32.4	$99.1	$134.5	$132.8	$75.1	$207.9	$291.9
___________________
1.Represents the results of predecessor Livent’s operations for three and six months ended June 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
a.Represents impact of currency fluctuations primarily on deferred income tax assets and liabilities. Also includes impact of currency fluctuations on other tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as foreign currency devaluations. The remeasurement losses are included within Other gains in our condensed consolidated statements of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
b.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. The three months ended June 30, 2024 and 2023 include costs related to the Transaction of $19.8 million and $18.8 million, respectively. The six months ended June 30, 2024 and 2023 include costs related to the Transaction of $86.8 million and $18.8 million, respectively. The six months ended June 30, 2024 and 2023 include severance-related costs of $14.1 million and $2.4 million, respectively (see Note 11 for more information).
c.The three months ended June 30, 2024 represents a prepayment fee incurred when the Sal de Vida Project Financing Facility was repaid in its entirety by SDJ SA on May 30, 2024. The six months ended June 30, 2024 also includes $0.2 million for the partial write-off of deferred financing costs for amendments to the Revolving Credit Facility. The debt extinguishment losses are excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
d.Relates to the step-up in inventory recorded for Allkem Livent Merger for the three and six months ended June 30, 2024 as a result of purchase accounting, excluded from Adjusted EBITDA as the step-up is considered a one-time, non-recurring cost.
e.The three and six months ended June 30, 2024 primarily represents foreign currency remeasurement gains related to U.S. dollar-denominated cash balances temporarily held at a foreign currency-functional subsidiary. The three and six months ended June 30, 2023, prior to consolidation of Nemaska Lithium Inc. ("NLI") on October 18, 2023, represents our 50% ownership interest in costs incurred for certain project-related costs to align NLI's reported results with Arcadium's capitalization policies and interest expense incurred by NLI, all included in Equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations. The Company consolidates NLI on a one-quarter lag basis and prior to October 18, 2023, accounted for its equity method investment in NLI on a one-quarter lag basis (see Note 9 for more information).
f.Represents non-recurring gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the divergence of Argentina's Blue Chip Swap market exchange rate from the official rate.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenue
Revenue of $254.5 million for the three months ended June 30, 2024 (the "2024 Quarter") increased by approximately 8%, or $18.7 million, compared to $235.8 million for the three months ended June 30, 2023 (the "2023 Quarter") primarily due to revenues contributed by Allkem post-merger of $83.8 million and higher volume of $27.9 million primarily driven by lithium carbonate partially offset by lower pricing across all legacy Livent products of $92.2 million.

Gross margin
Gross margin of $80.4 million for the 2024 Quarter decreased by $66.9 million, or approximately 45.4%, versus $147.3 million for the 2023 Quarter. The decrease in gross margin was primarily due to the impact of lower pricing across all legacy Livent products of $92.2 million and higher operating costs of $8.2 million partially offset by higher volumes of $24.9 million primarily driven by lithium carbonate and the impact from Allkem post-merger of $8.6 million.
Selling, general and administrative expenses
Selling, general and administrative expenses of $15.5 million for the 2024 Quarter decreased by $2.1 million, or approximately 12% versus $17.6 million for the 2023 Quarter. The decrease in selling, general and administrative expenses was primarily due to the reclassification of first quarter 2024 costs in the second quarter of 2024 to other income statement line items to align legacy Allkem financial reporting with Arcadium's accounting policies as integration activities continue. This was partially offset by an increase of $4.2 million related to consolidation of Nemaska Lithium on a one-quarter lag basis in the 2024 Quarter.
Restructuring and other charges
Restructuring and other charges of $21.9 million for the 2024 Quarter decreased by $2.4 million versus $24.3 million for the 2023 Quarter. Restructuring and other charges for the 2024 Quarter primarily consisted of $19.8 million of costs related to the Allkem Livent Merger, and $3.2 million severance related charges. 2023 Quarter Restructuring and other charges consisted primarily of costs related to the Allkem Livent Merger of $18.8 million and the Bessemer City plant fire loss of $5.0 million (see Note 11 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of zero and $7.2 million for the 2024 Quarter and 2023 Quarter, respectively, arises out of our ownership interest in the Nemaska Lithium Project, which is 50%. Nemaska Lithium was consolidated on a quarter-lag basis for the 2024 Quarter and was accounted for as an equity method investment for the 2023 Quarter. The $7.2 million for the 2023 Quarter represents Arcadium's 50% share of project-related costs incurred by the Nemaska Lithium Project for continuing construction of the lithium hydroxide conversion plant in Bécancour, Québec (see Note 9 for details).
Income tax expense
The increase in income tax expense to $35.3 million for the 2024 Quarter resulting in an effective tax rate of 27.2% compared to the income tax expense of $14.6 million resulting in an effective tax rate of 13.9% for the 2023 Quarter, was primarily due to an increase in fluctuations in foreign currency impacts in Argentina of $9.5 million and $(3.0) million for the 2024 Quarter and 2023 Quarter, respectively. The increase in fluctuations in foreign currency impacts in Argentina for the 2024 Quarter of $9.5 million was partially offset by changes in valuation allowance on the net deferred tax assets in Argentina of $(0.9) million, primarily relating to the fluctuations in foreign currency impacts in Argentina. In addition, the increase in income tax expense is due to an increase in forecasted jurisdictional mix of earnings where the statutory rate is higher than the U.S. federal statutory rate.
Net income
Net income of $94.5 million for the 2024 Quarter increased $4.3 million, or approximately 4.8%, versus $90.2 million for the 2023 Quarter. The increase was primarily due to lower gross margin of $66.9 million, higher income taxes of $20.7 million and loss on debt extinguishment related to repayment of the Sal de Vida Project Financing Facility, partially offset by gains from our sale of Argentina Sovereign U.S. dollar-denominated bonds, foreign currency remeasurement gains, interest income, net in the 2024 Quarter and Equity in net loss of unconsolidated affiliate in the 2023 Quarter.
Adjusted EBITDA
Adjusted EBITDA of $99.1 million for the three months ended June 30, 2024 decreased $35.4 million, compared to $134.5 million for the three months ended June 30, 2023, primarily due to the impact of lower pricing across all legacy Livent products of $92.2 million and higher costs of $2.1 million excluding depreciation, partially offset by higher volumes of $24.9 million primarily driven by lithium carbonate and the impact from Allkem post-merger of $32.4 million.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenue
Revenue of $515.7 million for the six months ended June 30, 2024 (the "2024 YTD") increased by approximately 5.4%, or $26.4 million, compared to $489.3 million for the six months ended June 30, 2023 (the "2023 YTD") primarily due to revenues contributed by Allkem post-merger of $186.3 million and higher volumes of $2.7 million primarily driven by lithium carbonate volumes which are partially offset by lower pricing across all legacy Livent products of $161.7 million
Gross margin
Gross margin of $186.8 million for the 2024 YTD decreased by $127.7 million, or approximately 41%, versus $314.5 million for the 2023 YTD. The decrease in gross margin was primarily due to the impact of lower pricing across all legacy Livent products of $161.7 million as well as higher operating costs of $24.9 million, partially offset by higher volumes of $15.4 million primarily driven by lithium carbonate and impact from Allkem post-merger of $43.5 million.
Selling, general and administrative expenses
Selling, general and administrative expenses of $55.4 million for the 2024 YTD increased by $21.5 million, or approximately 63.4% versus $33.9 million for the 2023 YTD. The increase in selling, general and administrative expenses was primarily due to impact from Allkem post-merger of $17.8 million and $8.3 million related to consolidation of Nemaska Lithium on a one-quarter lag basis in the 2024 Quarter partially offset by $2.5 million lower employee costs.
Restructuring and other charges
Restructuring and other charges of $101.7 million for the 2024 YTD increased by $75.4 million versus $26.3 million for the 2023 YTD. Restructuring and other charges for the 2024 YTD primarily consisted of $86.8 million of costs related to the Allkem Livent Merger, and $14.1 million severance related charges. 2023 YTD Restructuring and other charges consisted primarily of costs related to the Allkem Livent Merger of $18.8 million and the Bessemer City plant fire loss of $5.0 million (see Note 11 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of zero and $15.3 million for the 2024 YTD and 2023 YTD, respectively, arises out of our ownership interest in the Nemaska Lithium Project, which is 50%. Nemaska Lithium was consolidated on a quarter-lag basis for the 2024 YTD and was accounted for as an equity method investment for the 2023 YTD. The $15.3 million loss for the 2023 YTD represents Arcadium's 50% share of project-related costs incurred by the Nemaska Lithium Project for continuing construction of the lithium hydroxide conversion plant in Bécancour, Québec (see Note 9 for details).
Income tax expense
The increase in income tax expense to $89.1 million for the 2024 YTD resulting in an effective tax rate of 43.8% compared to the income tax expense of $38.5 million resulting in an effective tax rate of 15.8% for the 2023 YTD, was primarily due to an increase in fluctuations in foreign currency impacts in Argentina of $124.5 million and $(0.5) million for the 2024 YTD and 2023 YTD, respectively. The increase in fluctuations in foreign currency impacts in Argentina for the 2024 YTD of $124.5 million was partially offset by changes in valuation allowance on the net deferred tax assets in Argentina of $(77.2) million, primarily relating to the fluctuations in foreign currency impacts in Argentina. In addition, the increase in income tax expense is due to an increase in forecasted jurisdictional mix of earnings where the statutory rate is higher than the U.S. federal statutory rate. The increase in income tax expense was partially offset by a decrease in income from operations.
Net income
Net income of $114.4 million for the 2024 YTD decreased $90.6 million, or approximately 44%, versus $205.0 million for the 2023 YTD. The decrease was due to lower gross margin of $127.7 million, higher income taxes of $50.6 million and higher Restructuring and other charges of $75.4 million, partially offset by gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds and foreign currency remeasurement gains related to U.S. dollar-denominated cash balances temporarily held at a foreign currency-functional subsidiary, interest income, net in the 2024 YTD and $15.3 million equity in net loss of unconsolidated affiliate in the 2023 YTD.
Adjusted EBITDA
Adjusted EBITDA of $207.9 million for the six months ended June 30, 2024 decreased $84.0 million, compared to $291.9 million for the six months ended June 30, 2023, primarily due to lower revenues due to lower pricing of $161.7 million across all legacy Livent products and higher cost of $12.4 million excluding depreciation, partially offset by higher volumes of $15.4 million driven by lithium carbonate and the impact from Allkem post-merger contribution of $75.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our Revolving Credit Facility.
Arcadium's cash and cash equivalents as of June 30, 2024 and December 31, 2023, were $380.4 million and $237.6 million, respectively. The balance as of December 31, 2023 represents only predecessor Livent cash and cash equivalents. Of the cash and cash equivalents balance as of June 30, 2024, $358.6 million were held by our foreign subsidiaries, including $214.7 million at partially-owned subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries that are considered permanently reinvested. For those earnings that are not considered permanently reinvested, we have recorded the associated tax expense related to the repatriation of those earnings, where appropriate. See Note 11, Part II, Item 8 of our 2023 Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash (used in)/provided by operating activities was $(119.7) million and $181.6 million for the 2024 YTD and 2023 YTD, respectively.
The decrease in cash used by operating activities for the 2024 YTD as compared to the cash provided by operating activities for the 2023 YTD was primarily driven by a decrease in net income and an increase in inventories and trade receivables, partially offset by an increase in accounts payable for the 2024 YTD.
Cash provided by/(used in) investing activities was $158.4 million and $(180.2) million for the 2024 YTD and 2023 YTD, respectively.
The increase in cash provided by investing activities for the 2024 YTD compared to the 2023 YTD is primarily due to the $682 million cash acquired in the Allkem Livent Merger and $50.5 million in net cash proceeds from the Blue Chip Swap trades offset by an increase in capital expenditures due to the consolidation of Nemaska Lithium and increased spend on expansion projects due to the Allkem Livent Merger in the 2024 YTD.
Cash provided by/(used in) financing activities was $119.6 million and $(21.6) million for the 2024 YTD and 2023 YTD, respectively.
The increase in cash provided by financing activities for the 2024 YTD compared to the 2023 YTD is primarily due to the receipt of a customer prepayment of $150 million related to the Nemaska customer supply agreement (see Note 9 for details), partially offset by $65.1 million for repayment of the SDV SA Project Financing Facility in its entirety and partial repayment of the Olaroz Plant Project Loan Facility in 2024 YTD and the net impact of a $21.7 million payment of deposit to Argentina Customs Authorities in 2023 YTD.
Other potential liquidity needs
We plan to meet our liquidity needs through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential financing strategies that may be available to us. Broadly, we are attempting to have our expansion activities be supported by the cash generated from our operations over time, although this may not be possible in the short-term, particularly in light of current lithium pricing. We have decided to reduce our capital spending plan to better align it with our anticipated cash generation. See "Capital spending and capacity expansions" for additional detail. As of June 30, 2024, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $479.4 million, including letters of credit utilization.
We repaid the $47.0 million outstanding principal balance of the SDV SA Project Financing Facility in the second quarter of 2024.
Our net leverage ratio under our Revolving Credit Facility is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. Arcadium Lithium expects $450 million to $575 million in growth capital spending in 2024 with an additional $100 to $125 million of maintenance capital spending.
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
We expect the potential economic and geopolitical consequences of various global conflicts, volatile energy costs and shortages, inflation, high interest rates, and currency fluctuations to continue in the second half of 2024. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment.
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
The following table provides a reconciliation of Arcadium Lithium's Cash and cash equivalents (GAAP) to Adjusted cash and deposits (Non-GAAP), on an unaudited basis for illustrative purposes. We define Adjusted cash and deposits (Non-GAAP) as Cash and cash equivalents, plus restricted cash in Other non-current assets, less Nemaska Lithium Cash and cash equivalents consolidated by Arcadium on a one-quarter lag, plus Nemaska Lithium Cash and cash equivalents not on a one-quarter lag. Our management believes that this measure provides useful information about the Company's balances and liquidity to investors and securities analysts. Such measure may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating Adjusted cash and deposits. These measures should not be considered as a substitute for Cash and cash equivalents or other measures of liquidity reported in accordance with U.S. GAAP.

	June 30, 2024	December 31, 2023 (1)
(in Millions)	(unaudited) [1]
Arcadium Lithium Cash and cash equivalents (GAAP)	$380.4	$237.6
Allkem Cash and cash equivalents	—	681.4
Add:
Restricted cash in Other non-current assets:
Project Loan Facility guarantee - Stage 2 of Olaroz Plant (SDJ SA)	24.6	24.6
Project Financing Facility guarantee - Sal de Vida (SDV SA) [2]	—	32.5
Other	5.0	5.0
Less:
Nemaska Lithium Cash and cash equivalents as of March 31, 2024 and October 18, 2023, respectively, consolidated by Arcadium on a one-quarter lag	(149.7)	(133.5)
Arcadium Lithium, excluding Nemaska Lithium (3)	260.3	847.6
Nemaska Lithium Cash and cash equivalents not on a one-quarter lag (4)	41.3	44.2
Adjusted cash and deposits (Non-GAAP) [3]	$301.6	$891.8
______________
1.This unaudited information of the combined company as of December 31, 2023 is for illustrative purposes and was derived from the historical consolidated financial information of Livent, Allkem and Nemaska Lithium.
2.On May 30, 2024, SDV SA paid the outstanding principal balance of $47.0 million, a prepayment fee of $0.9 million and accrued interest and commitment fees of $1.3 million to repay the Project Financing Facility in its entirety.
3.$137.6 million and $176.9 million reserved or restricted at June 30, 2024 and December 31, 2023, respectively, to provide collateral or cash backing for guarantees primarily on Allkem debt facilities, including $29.6 million and $62.1 million at June 30, 2024 and December 31, 2023, respectively, in Other non-current assets in our condensed consolidated balance sheet. See Note 15 for details.
4.The presentation reflects NLI's actual balance at that date, not on a one-quarter lag. This differs from Nemaska Lithium cash and cash equivalents included in Arcadium Lithium's condensed consolidated balance sheet as of June 30, 2024 of $149.7 million, representing NLI's balance as of March 31, 2024 as we consolidate NLI on a one-quarter lag. See Note 9 for details. On March 28, 2024, Nemaska Lithium received cash of $150 million related to a second advance payment in connection with a customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031.
Commitments and Contingencies
See Note 20 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commercial Commitments

Information related to predecessor Livent contractual commitments as of December 31, 2023 can be found in a table included within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations within our 2023 Annual Report on Form 10-K.
Arcadium's significant commitments assumed on the Acquisition Date related to the Allkem Livent Merger include payments of $2.5 million for the remainder of 2024 and $0.9 million for each of the years 2025 through 2028 for exploration and payments of $9.7 million, $13.0 million, $12.6 million and $5.8 million for raw materials and other operating contracts in the ordinary course of business for the remainder of 2024, 2025, 2026 and 2027, respectively.
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
Critical Accounting Estimates
In addition to those described in Item 7 of our 2023 Annual Report on Form 10-K, we have identified "Resources", "Inventory", "Depreciation and amortization" and "Goodwill" as Critical Accounting Estimates following the Allkem Livent Merger.
Resources
We report resources in accordance with the SEC's definition set forth in Subpart 1300 of Regulation S-K. As such, our resources are the concentration or occurrence of lithium in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. Our mineral resource estimates provide a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. The determination of resources includes estimates and assumptions about a range of geological, technical and economic factors, including: quantities, grades, production techniques, recovery rates, production costs, transport costs, commodity demand, commodity prices and exchange rates. Changes in resources impact the assessment of recoverability of exploration and evaluation assets, property, plant and equipment, the carrying amount of assets depreciated on a units of production basis, provision for site restoration and the recognition of deferred tax assets, including tax losses. Estimating the quantity and/or grade of resources requires the size, shape and depth of ore or brine bodies to be determined by analyzing geological data. This process requires complex and difficult geological judgements to interpret the data. Additional information on the Arcadium’s reserves and resources are found in Item 2, Mineral Properties, of our 2023 Annual Report on Form 10-K.
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
Inventory
Inventories are stated at the lower of cost or net realizable value. Determination of the brine pond volumes and spodumene stockpiles is based on surveys, assays and technical studies using industry, engineering and scientific data. A degree of judgment is involved in determining assumptions and estimates.
Depreciation and amortization
Costs incurred to develop new properties are capitalized as incurred where the property can be economically developed based on proven and probable reserves. For properties which employ surface mining techniques, this includes the costs to delineate ore bodies and remove over burden to initially expose the ore body prior to the commencement of commercial production. After the commencement of commercial production, costs of major mine development that benefit the entire ore body are capitalized and amortized over the proven and probable reserves of the entire ore body. If costs relate to access specific pits, they are capitalized and amortized over the proven and probable reserves specific to that pit.

The calculation of the units of production rate of amortization could be impacted if actual production in the future is different from current production forecast based on proven and probable reserves. This may occur if there were significant changes in the reserves driven by changes in commodity price assumptions, production costs, ore grades, foreign currency exchange rates and potential expansion of the reserves and resources through exploration activities. If reserves increased, the amortization charge per unit would decrease and if reserves decreased the amortization charge per unit would increase.
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
As of June 30, 2024, our net derivative financial instrument position was a net asset of $0.4 million. In the first half of 2024, we placed foreign currency hedges for 2024 projected exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of June 30, 2024 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on condensed consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of June 30, 2024	$0.4	$(2.1)	$2.4
Interest Rate Risk

One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2024, we had no material interest rate swap agreements.
Our debt portfolio as of June 30, 2024 is composed of fixed-rate and variable-rate debt, consisting of borrowings under our 2025 Notes, Revolving Credit Facility and two project level debt facilities and eleven affiliate loans assumed in the Allkem Livent Merger. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of June 30, 2024, we had no outstanding balances under the Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to workers’ compensation matters. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity. Except as set forth in Note 20 to our condensed consolidated financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our 2023 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Ordinary Shares
There were no repurchases of Arcadium's ordinary shares for the three months ended June 30, 2024. We have no publicly announced share repurchase programs.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4.    MINE SAFETY DISCLOSURES
N/A

ITEM 5.    OTHER INFORMATION
10b-5(1) Trading Plans
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS

*3.1
Memorandum of Association of the Registrant, as amended, effective as of November 9, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 4, 2024)

*3.2
Articles of Association of the Registrant, as amended, effective as of December 20, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 27, 2023)

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Arcadium Lithium plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

*    Incorporated by reference.

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
Date: August 8, 2024