Form 10-Q
period 2024-09-30
Arcadium Lithium plc
filed 2024-11-08
CIK 1977303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

☐
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2024, there were 1,075,630,109 Ordinary Shares, $1.00 par value per share, outstanding.

ARCADIUM LITHIUM PLC

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount of 4.125% Convertible Senior Notes due July 2025
Allkem	Allkem Pty Ltd, a proprietary company limited by shares incorporated in Australia and a wholly owned subsidiary of Arcadium beginning in 2024, previously known as Allkem Limited, a public company limited by shares and converted from a public to a proprietary limited company on March 6, 2024
Allkem Transaction Agreement	Transaction Agreement entered into on May 10, 2023 (as amended on August 2, 2023, November 5, 2023 and December 20, 2023), by and among Livent, Allkem, Arcadium, Merger Sub and Arcadium Lithium Intermediate IRL Limited, a private company limited by shares and incorporated and registered in Ireland, providing for the Allkem Livent Merger
Allkem Livent Merger	The combination of Livent and Allkem in a stock-for-stock transaction pursuant to the Allkem Transaction Agreement. The transaction closed on January 4, 2024.
AOCL	Accumulated other comprehensive loss
Acquisition Date	January 4, 2024, the date the Allkem Livent Merger transaction closed
Arcadium, Arcadium Lithium, the "Company," "we," "us" or "our"	Arcadium Lithium plc, previously known as Allkem Livent plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey), the registrant
Arcadium NQSP	Arcadium Non-Qualified Savings Plan
Arcadium Plan	Arcadium Lithium plc Omnibus Incentive Plan
ARO	Asset Retirement Obligation
ASC 321	Accounting Standards Codification Topic 321 - Investments - Equity Securities
ASC 842	Accounting Standards Codification Topic 842 - Leases
Buyer	Rio Tinto BM Subsidiary Limited, a private limited company incorporated under the laws of England & Wales, a party to the Rio Tinto Transaction Agreement
CCAA	The Companies’ Creditors Arrangement Act
CRA	Canada Revenue Agency
Credit Agreement	As amended, provides for a $500 million senior secured revolving credit facility
E&E	Exploration and evaluation
EAETR	Estimated annual effective tax rate
ESM	ESM ILiAD, LLC, parent of ILiAD Technologies, LLC, both subsidiaries of EnergySource Materials, LLC
EV	Electric vehicle
Exchange Act	Securities and Exchange Act of 1934, as amended
Exchange Ratio	Pursuant to the Allkem Transaction Agreement, each share of Livent common stock, par value $0.001 per share, was converted into the right to receive 2.406 Arcadium Lithium ordinary shares
FMC	FMC Corporation
ILiAD	Integrated Lithium Adsorption Desorption
IQ	Investissement Québec, a company established by the Government of Québec to favor investment in Québec by Québec-based and international companies
IRA	Inflation Reduction Act of 2022
JEMSE	Jujuy Energia Minera Sociedad del Estado, which owns 8.5% of SDJ
LCE	Lithium carbonate equivalent
Livent	Livent Corporation, a Delaware corporation, a wholly owned subsidiary of Arcadium beginning in 2024 and Arcadium's predecessor
MdA	Minera del Altiplano SA, the local operating subsidiary in Argentina for the Fénix operations
MdA Holdings LLC	MdA Lithium Holdings LLC, a Delaware Limited Liability Company and wholly owned subsidiary of Arcadium, which owns 94.9% of MdA
Merger Sub	Lightning-A Merger Sub, Inc., a Delaware corporation
Naraha Plant	Our lithium hydroxide manufacturing plant in Naraha, Japan, in which we have a 49% ownership interest and 75% economic interest through our investment in TLC, an unconsolidated affiliate accounted for under the equity method of accounting

Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, QLP, in which we own a 50% equity interest in NLI, we are developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec

Olaroz Plant	Our lithium extraction and manufacturing plant in Jujuy, Argentina, in which we own a 66.5% indirect equity interest through our subsidiaries SDJ Pte and SDJ
Parent	Rio Tinto Western Holdings Limited, a private limited company incorporated under the laws of England & Wales, a party to the Rio Tinto Transaction Agreement along with Buyer and Arcadium
PRSU	Performance-based restricted share unit
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Arcadium, which owns a 50% equity interest in the Nemaska Lithium Project
Revolving Credit Facility	Arcadium's $500 million senior secured revolving credit facility, as provided by the Credit Agreement
Rio Tinto	Parent and Buyer, collectively Rio Tinto plc
Rio Tinto Transaction	Acquisition of all of the outstanding ordinary shares of Arcadium (including those represented by CDIs) by Rio Tinto for cash equal to $5.85 per Arcadium ordinary share as provided by the Rio Tinto Transaction Agreement, currently expected to close in mid-2025, subject to satisfaction of closing conditions
Rio Tinto Transaction Agreement	Transaction Agreement entered into on October 9, 2024, by and among Parent, Buyer and Arcadium, providing for the Rio Tinto Transaction
RSU	Restricted share unit
RVO	Approval and Vesting Order
SDJ Pte	Sales de Jujuy Pte Ltd, Allkem's 72.68% owned subsidiary in Singapore which owns 91.5% of SDJ
SDJ	Sales de Jujuy S.A., Allkem's 66.5% indirectly owned operating subsidiary in Argentina which operates the Olaroz Plant
SDV
Galaxy Lithium (SAL DE VIDA) S.A., Allkem's 100% indirectly owned subsidiary in Argentina which is developing a lithium extraction and manufacturing facility in the Salar del Hombre Muerto, the Sal de Vida Project

SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TLC	Toyotsu Lithium Corporation
TLP	Toyotsu Lithium Pte Ltd, a subsidiary of TTC with a 27.32% ownership in SDJ Pte
TTC	Toyota Tsusho Corporation
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
In this Quarterly Report on Form 10-Q ("Form 10-Q"), the results of the Company as of and for the three and nine months ended September 30, 2024 include the operations and financial position of Allkem. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger which closed on January 4, 2024, we are presenting the results of predecessor Livent’s operations for the three and nine months ended September 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$203.1	$211.4	$718.8	$700.7
Cost of sales	146.9	83.6	475.8	258.4
Gross margin	56.2	127.8	243.0	442.3
Impairment charges	51.7	—	51.7	—
Selling, general and administrative expenses	39.7	13.2	95.1	47.1
Research and development expenses	1.2	1.3	3.8	3.3
Restructuring and other charges	9.7	8.7	111.4	35.0
Total costs and expenses	249.2	106.8	737.8	343.8
(Loss)/income from operations before equity in net loss of unconsolidated affiliate, interest expense/(income), net, loss on debt extinguishment and other (gains)/losses	(46.1)	104.6	(19.0)	356.9
Equity in net loss of unconsolidated affiliate	5.9	6.7	5.9	22.0
Interest expense/(income), net	1.5	—	(18.8)	—
Loss on debt extinguishment	—	—	1.1	—
Other (gains)/losses	(44.8)	1.2	(202.0)	(5.3)
(Loss)/income from operations before income taxes	(8.7)	96.7	194.8	340.2
Income tax (benefit)/expense	(33.4)	9.3	55.7	47.8
Net income	24.7	87.4	139.1	292.4
Net income attributable to noncontrolling interests	8.6	—	21.7	—
Net income attributable to Arcadium Lithium plc	$16.1	$87.4	$117.4	$292.4
Basic earnings per ordinary share	$0.01	$0.20	$0.11	$0.68
Diluted earnings per ordinary share	$0.01	$0.17	$0.10	$0.58
Weighted average ordinary shares outstanding - basic	1,075.1	432.4	1,067.8	432.3
Weighted average ordinary shares outstanding - diluted	1,143.6	503.6	1,136.4	503.5
_______________________________
1.For the three and nine months ended September 30, 2023, basic and diluted earnings per ordinary share and weighted average ordinary shares outstanding - basic and diluted amounts represent predecessor Livent and have been adjusted to reflect the 2.406 Exchange Ratio. Represents the results of predecessor Livent’s operations for three and nine months ended September 30, 2023 which do not include the operations of Allkem.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
(in Millions)	(unaudited)
Net income	$24.7	$87.4	$139.1	$292.4
Other comprehensive income/(loss), net of tax:
Foreign currency adjustments:
Foreign currency translation income/(loss) arising during the period	13.4	(1.8)	(17.1)	(1.3)
Total foreign currency translation adjustments	13.4	(1.8)	(17.1)	(1.3)
Derivative instruments:
Unrealized hedging (losses)/gains, net of tax of less than zero, $0.2, $(0.1), and zero	(0.1)	(0.6)	0.2	—
Reclassification of deferred losses included in net income, net of tax of zero, $(0.1), zero and $(0.1)	0.1	0.2	0.1	0.2
Total derivative instruments	—	(0.4)	0.3	0.2
Other comprehensive income/(loss), net of tax	13.4	(2.2)	(16.8)	(1.1)
Comprehensive income	38.1	85.2	122.3	291.3
Comprehensive income attributable to noncontrolling interests	11.0	—	24.1	—
Comprehensive income attributable to Arcadium Lithium plc	$27.1	$85.2	$98.2	$291.3
______________________
1.Represents the results of predecessor Livent’s operations for three and nine months ended September 30, 2023, which do not include the operations of Allkem.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2024	December 31, 2023 (1)
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$137.9	$237.6
Trade receivables, net of allowance of approximately $0.1 in 2024 and $0.3 in 2023	90.2	106.7
Inventories, net	389.6	217.5
Prepaid and other current assets	247.9	86.4
Total current assets	865.6	648.2
Investments	40.0	34.8
Property, plant and equipment, net of accumulated depreciation of $345.5 in 2024 and $269.1 in 2023	7,249.2	2,237.1
Goodwill	1,293.2	120.7
Other intangibles, net	64.2	53.4
Deferred income taxes	48.2	1.4
Right of use assets - operating leases, net	54.8	6.8
Other assets	389.4	127.7
Total assets	$10,004.6	$3,230.1
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$288.4	$2.4
Accounts payable, trade and other	151.0	115.4
Accrued and other liabilities	175.5	136.8
Contract liability - short-term	55.1	4.4
Operating lease liabilities - current	6.8	1.3
Income taxes	58.5	8.3
Total current liabilities	735.3	268.6
Long-term debt	436.0	299.6
Operating lease liabilities - long-term	49.7	5.6
Environmental liabilities	7.4	7.0
Deferred income taxes	1,299.1	126.4
Contract liability - long-term	251.2	217.8
Other long-term liabilities	92.0	21.3
Commitments and contingent liabilities (Note 20)	—	—
Total current and long-term liabilities	2,870.7	946.3
Equity
Arcadium Lithium plc shareholders' equity:
Ordinary shares; $1.00 par value; 5,000,000,000 shares authorized; 1,075,427,002 and 433,059,946 shares issued; 1,075,164,487 and 432,796,277 outstanding as of September 30, 2024 and December 31, 2023, respectively	0.1	0.1
Capital in excess of par value of ordinary shares	5,581.7	1,170.4
Retained earnings	781.9	664.5
Accumulated other comprehensive loss	(66.6)	(49.8)
Treasury shares, ordinary, at cost; 262,515 and 263,669 shares as of September 30, 2024 and December 31, 2023, respectively	(1.0)	(1.0)
Total Arcadium Lithium plc shareholders’ equity	6,296.1	1,784.2
Noncontrolling interests	837.8	499.6
Total equity	7,133.9	2,283.8
Total liabilities and equity	$10,004.6	$3,230.1
_________________________
1.Represents the financial position of predecessor Livent as of December 31, 2023, which does not include the financial position of Allkem.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023 (1)
(in Millions)	(unaudited)
Cash (used in)/provided by operating activities:
Net income	$139.1	$292.4
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Depreciation and amortization	77.4	21.5
Restructuring and other charges	(50.6)	22.5
Impairment charges	51.7	—
Deferred income taxes	(152.9)	(4.8)
Share-based compensation	9.1	6.2
Change in investments in trust fund securities	(1.2)	(0.2)
Loss on debt extinguishment	1.1	—
Equity in net loss of unconsolidated affiliate	5.9	22.0
Other gain, Blue Chip Swap	(64.9)	(21.4)
Other non-cash adjustments	0.3	(0.3)
Changes in operating assets and liabilities:
Trade receivables, net	83.3	29.9
Inventories	(48.1)	(56.2)
Accounts payable, trade and other	(146.7)	(33.6)
Changes in deferred compensation	2.1	1.2
Contract liability - short-term	50.7	(5.8)
Contract liability - long-term	(22.0)	—
Income taxes	(27.7)	(11.6)
Change in prepaid and other current assets and other assets	(97.4)	4.9
Change in accrued and other current liabilities and other long-term liabilities	31.9	(4.9)
Cash (used in)/provided by operating activities	(158.9)	261.8
Cash used in investing activities:
Capital expenditures(2)	(778.7)	(239.4)
Proceeds from Blue Chip Swap, net of purchases	64.9	21.4
Acquired cash & cash equivalents - Allkem Livent Merger	681.4	—
Investment in-transit - Nemaska Lithium (3)	(43.9)	—
Investments in unconsolidated affiliates (4)	(40.7)	(85.4)
Other investing activities	(12.8)	(12.1)
Cash used in investing activities	(129.8)	(315.5)
Cash provided by/(used in) financing activities:
Proceeds from Revolving Credit Facility	222.0	—
Repayments of Revolving Credit Facility	(123.0)	—
Repayments of project loan facilities	(83.2)	—
Proceeds from prepayment of customer supply agreement	150.0	—
Capital contribution from noncontrolling interest - Nemaska Lithium	39.1	—
Payment of deposit to customs authorities	—	(21.7)
Other financing activities	(1.8)	0.2
Cash provided by/(used in) financing activities	203.1	(21.5)
Effect of exchange rate changes on cash and cash equivalents	(14.1)	(1.2)
Decrease in cash and cash equivalents	(99.7)	(76.4)
Cash and cash equivalents, beginning of period	237.6	189.0
Cash and cash equivalents, end of period	$137.9	$112.6
_________________________
1.Represents the results of predecessor Livent’s operations for nine months ended September 30, 2023, which do not include the operations of Allkem.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2024	2023 (1)
Supplemental Disclosure for Cash Flow:	(unaudited)
Cash payments for income taxes, net of refunds	$136.0	$55.3
Cash payments for interest (2)	25.1	11.3
Cash payments for Restructuring and other charges	162.0	12.2
Accrued capital expenditures	166.5	39.5
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	1.0	0.9
____________________
1.Represents the results of predecessor Livent’s operations for nine months ended September 30, 2023, which do not include the operations of Allkem.
2.For the nine months ended September 30, 2024 and 2023, $17.1 million and $12.6 million of interest expense was capitalized, respectively. For the nine months ended September 30, 2024 and 2023 cash payments for interest capitalized were $16.6 million and $11.3 million, respectively.
3.Represents the Company's cash contributed to Nemaska Lithium in the third quarter of 2024 which, due to one-quarter lag reporting, is not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. See Note 9 for details.
4.On October 18, 2023 we began consolidating Nemaska Lithium, see Note 9 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCADIUM LITHIUM PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Arcadium Shareholders' Equity(1)
(in Millions Except Per Share Data)	Ordinary Shares, $1.00 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2023	$0.1	$1,170.4	$664.5	$(49.8)	$(1.0)	$499.6	$2,283.8
Net income	—	—	15.6	—	—	4.3	19.9
Allkem Livent Merger	—	4,390.4	—	—	—	275.0	4,665.4
Share compensation plans	—	15.8	—	—	—	—	15.8
Shares withheld for taxes and option costs - ordinary share issuances	—	(2.6)	—	—	—	—	(2.6)
Net hedging gains, net of income tax	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	(20.2)	—	—	(20.2)
Balance as of March 31, 2024	$0.1	$5,574.0	$680.1	$(69.8)	$(1.0)	$778.9	$6,962.3
Net income	—	—	85.7	—	—	8.8	94.5
Capital contribution from noncontrolling interest	—	—	—	—	—	39.1	39.1
Share compensation plans	—	3.9	—	—	—	—	3.9
Net hedging gains, net of income tax	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustments	—	—	—	(10.3)	—	—	(10.3)
Balance as of June 30, 2024	$0.1	$5,577.9	$765.8	$(80.0)	$(1.0)	$826.8	$7,089.6
Net income	—	—	16.1	—	—	8.6	24.7
Share compensation plans	—	3.8	—	—	—	—	3.8
Net hedging losses, net of income tax	—	—	—	(0.1)	—	—	(0.1)
Reclassification of deferred hedging losses, net of tax	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustments	—	—	—	13.4	—	2.4	15.8
Balance as of September 30, 2024	$0.1	$5,581.7	$781.9	$(66.6)	$(1.0)	$837.8	$7,133.9

	Arcadium Shareholders' Equity (1)
(in Millions Except Per Share Data)	Ordinary Shares, $1.00 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2022	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$—	$1,443.0
Net income	—	—	114.8	—	—	—	114.8
Share compensation plans	—	1.9	—	—	—	—	1.9
Shares withheld for taxes - ordinary share issuances	—	(0.5)	—	—	—	—	(0.5)
Exercise of stock options	—	0.1	—	—	—	—	0.1
Net hedging gains, net of income tax	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	1.5	—	—	1.5
Balance as of March 31, 2023	$0.1	$1,161.9	$449.2	$(49.3)	$(0.9)	$—	$1,561.0
Net income	—	—	90.2	—	—	—	90.2
Share compensation plans	—	2.1	—	—	—	—	2.1
Exercise of stock options	—	0.3	—	—	—	—	0.3
Net hedging gain, net of income tax	—	—	—	0.4	—	—	0.4
Foreign currency translation adjustments	—	—	—	(1.0)	—	—	(1.0)
Balance as of June 30, 2023	$0.1	$1,164.3	$539.4	$(49.9)	$(0.9)	$—	$1,653.0
Net income	—	—	87.4	—	—	—	87.4
Share compensation plans	—	2.2	—	—	—	—	2.2
Exercise of stock options	—	0.2	—	—	—	—	0.2
Net hedging losses, net of income tax	—	—	—	(0.6)	—	—	(0.6)
Reclassification of deferred hedging losses, net of tax		—	—	0.2	—	—	0.2
Foreign currency translation adjustments	—	—	—	(1.8)	—	—	(1.8)
Balance as of September 30, 2023	$0.1	$1,166.7	$626.8	$(52.1)	$(0.9)	$—	$1,740.6

__________________________
1.Represents the results of predecessor Livent’s operations for three and nine months ended September 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.

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
Pending Rio Tinto Transaction
On October 9, 2024, Arcadium Lithium entered into the Transaction Agreement (the "Rio Tinto Transaction Agreement") with Rio Tinto Western Holdings Limited, a private limited company incorporated under the laws of England & Wales ("Parent"), and Rio Tinto BM Subsidiary Limited, a private limited company incorporated under the laws of England & Wales ("Buyer").
The Rio Tinto Transaction Agreement provides that pursuant to a scheme of arrangement (the "Scheme") under the Companies (Jersey) Law 1991, at the effective time of the Scheme, all of the ordinary shares, par value $1.00 per share, of the Company (the "Company Shares"), including the Company Shares represented by CHESS depositary interests issued by the Company and listed on the securities exchange operated by ASX Limited, then outstanding will be transferred from the shareholders of the Company to Buyer (or an affiliate of Buyer) in exchange for the right to receive an amount in cash, without interest, equal to $5.85 per Company Share (the "Rio Tinto Transaction").
If the Rio Tinto Transaction is consummated, the Company’s ordinary shares will be delisted from the New York Stock Exchange and the Company’s registration under the Exchange Act of 1934, as amended, will be terminated as promptly as practicable after the effective time of the Rio Tinto Transaction, and the quotation on the Australian Securities Exchange Ltd of the CHESS depositary interests issued by the Company will be suspended immediately prior to the effective time of the Rio Tinto Transaction.
The closing of the Rio Tinto Transaction is subject to customary closing conditions under the Rio Tinto Transaction Agreement, including, among others: the approval of the Scheme by the Company’s shareholders; all applicable governmental consents under specified antitrust and investment screening laws having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as applicable); no governmental entity of a competent jurisdiction having issued any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Rio Tinto Transaction and no governmental entity having jurisdiction over any party having adopted any law that is in effect and makes consummation of the Rio Tinto Transaction illegal or otherwise prohibited; the representations and warranties of each of the Company and Parent being true and correct to the extent required by, and subject to the applicable materiality standards set forth in, the Rio Tinto Transaction Agreement; each of the Company, Parent and Buyer having in all material respects performed the obligations and complied with the covenants required to be performed or complied with by it under the

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited)
Rio Tinto Transaction Agreement; and there having been no material adverse effect (as defined in the Rio Tinto Transaction Agreement). The timing surrounding whether these conditions will be satisfied or waived, if at all, is uncertain. Additionally, other events could intervene to delay or result in the failure to close the Rio Tinto Transaction. The Rio Tinto Transaction is currently expected to close in mid-2025, subject to satisfaction of the closing conditions.
If the Rio Tinto Transaction has not closed by October 9, 2025 (subject to extension until April 9, 2026 in order to obtain antitrust or investment screening law or other regulatory approvals), either the Company or Parent may choose to terminate the Rio Tinto Transaction Agreement. The Rio Tinto Transaction Agreement provides that, if the Rio Tinto Transaction Agreement is terminated, the Company will pay a $200 million termination fee to Rio Tinto in the case of certain events described in the Rio Tinto Transaction Agreement, including if the Company terminates the Rio Tinto Transaction Agreement in connection with the Board of Directors of the Company changing its recommendation and if Rio Tinto terminates the Rio Tinto Transaction Agreement due to the Board of Directors of the Company changing its recommendation. The termination fee may also become payable by the Company if the Rio Tinto Transaction Agreement is terminated in certain circumstances and the Company enters into an agreement for an alternative transaction within twelve months of such termination. However, this right to terminate the Rio Tinto Transaction Agreement will not be available to the Company or Parent if such party has materially breached the Rio Tinto Transaction Agreement and the breach is the principal cause of the failure of the closing to have occurred prior to such date. The Company or Parent may elect to terminate the Rio Tinto Transaction Agreement in certain other circumstances, including if the Company’s shareholders fail to approve the Rio Tinto Transaction at the shareholder meetings, and the Company and Parent can mutually decide to terminate the Rio Tinto Transaction Agreement at any time prior to the closing, before or after the required approval by the Company’s shareholders.
The foregoing summary of the Rio Tinto Transaction Agreement and the Rio Tinto Transaction contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Rio Tinto Transaction Agreement, a copy of which is filed as Exhibit 2.1 to this Form 10-Q.

Note 2: Significant Accounting Policies and Related Financial Information
In this Form 10-Q, the results of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 include the operations and financial position of Allkem, respectively. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger, we are presenting the results of predecessor Livent’s operations for the three and nine months ended September 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, the condensed consolidated results of operations, the condensed consolidated statement of comprehensive income and the condensed consolidated statement of changes in equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023. All intercompany transactions and balances have been eliminated in consolidation. For entities that we control, but own less than 100%, we record the minority ownership as noncontrolling interest. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These statements, therefore, should be read in conjunction with the annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.
Effective April 1, 2024, we began presenting gains and losses from foreign currency remeasurements as a component of Other gains/losses. Prior to April 1, 2024, we included gains and losses resulting from foreign currency remeasurements as a component of Cost of sales and Restructuring and other charges in the condensed consolidated statement of operations. The following tables summarize the accounts that were recast for the three and nine months ended September 30, 2023 and the three months ended March 31, 2024 to conform to the current period presentation.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023			2023
(in Millions)	Prior Presentation	Loss/(gain) Reclassified	Recast Presentation	Prior Presentation	Loss/(gain) Reclassified	Recast Presentation
Cost of sales	$94.9	$11.3	$83.6	$274.8	$16.4	$258.4
Restructuring and other charges	8.6	(0.1)	8.7	34.7	(0.3)	35.0
Other (gains)/losses	(10.0)	11.2	1.2	(21.4)	16.1	(5.3)

	Three Months Ended March 31,
	2024
(in Millions)	Prior Presentation	(Gain)/loss Reclassified	Recast Presentation
Cost of sales	$116.8	$(38.0)	$154.8
Restructuring and other charges	83.6	3.8	79.8
Other (gains)/losses	(43.1)	(34.2)	(77.3)

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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
If facts and circumstances indicate that a decrease in value of the investment has occurred that is other than temporary, we recognize an impairment loss equal to an amount by which the carrying amount exceeds the fair value of the equity method investment. There were no impairments during the nine months ended September 30, 2024.
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
The Company capitalizes E&E expenditures to Property, Pland and Equipment ("PP&E") under a successful efforts basis when proven and probable reserves are established for the sites where E&E activities are being performed. E&E assets recognized as part of business combinations are also capitalized. All other E&E expenditures are expensed.
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
The carrying amounts of the AROs as of September 30, 2024 and December 31, 2023 was $12.5 million and $3.7 million, respectively. These amounts are included in Accrued and other current liabilities and Other long-term liabilities in our condensed consolidated balance sheets.
Blue Chip Swap
Our wholly owned subsidiaries in Argentina use the U.S. dollar as their functional currency. Argentina peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. In the first half of 2024, U.S. dollars were transferred into Argentina through the Blue Chip Swap method whereby we realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of $14.4 million and $64.9 million for the three and nine months ended September 30, 2024 was recorded to Other (gains)/losses in our condensed consolidated statements of operations.
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
During the nine months ended September 30, 2024, adjustments were made within the permitted measurement period for the following: an increase to property, plant and equipment of $0.6 million, decrease to deferred income tax assets of $16.7 million, increase to accounts payable trade and other of $1.8 million, decrease to income taxes of $0.3 million, decrease to environmental liabilities of $9.1 million, decrease to deferred income tax liabilities of $27.7 million, increase to other long term liabilities of $3.7 million, and a net decrease in goodwill of $15.3 million. The measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2024, in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments had no effect on earnings or cash in the current period.
Transaction and related costs directly attributable to the acquisition of Allkem, consisting primarily of advisor fees, legal fees, accounting fees, and certain deal related bonuses were $12.2 million and $99.0 million, for the three and nine months ended September 30, 2024, respectively. The costs were expensed as incurred and are included in restructuring and other charges.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table summarizes the preliminary purchase price allocation for the Allkem Livent Merger as of January 4, 2024, which is subject to change:

(in Millions, except per share amounts)	Amount

Total consideration	$4,390.4

Assets acquired:
Cash and cash equivalents	$681.4
Trade receivables	64.2
Inventories	121.3
Prepaid and other current assets	87.2
Property, plant and equipment	4,326.1
Right of use assets - operating leases, net	53.4
Deferred income tax assets	9.6
Other assets (1)	192.7
Total assets acquired	$5,535.9

Liabilities assumed:
Accounts payable, trade and other	$223.7
Accrued and other current liabilities	35.1
Income taxes	78.5
Long-term debt including current portion	301.7
Operating lease liabilities - long-term	53.4
Environmental liabilities	9.8
Deferred income tax liabilities	1,289.0
Other long-term liabilities	53.2
Total liabilities assumed	$2,044.4

Fair value of net assets acquired	$3,491.5
Add: Fair value of noncontrolling interests acquired	275.0
Fair value of net assets acquired less noncontrolling interests acquired	$3,216.5
Goodwill	$1,173.9
___________________
1.Includes long-term semi-finished goods inventory.
Trade receivables
The $64.2 million of acquired trade receivables represents the fair value of the gross amount due under the contracts.
Property, Plant and Equipment
Property, plant and equipment is inclusive of the fair value of mineral rights totaling $2,745.0 million and non-mineral rights property, plant and equipment totaling $1,581.1 million. The fair value of the mineral rights was estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the asset, net of charges for the use of other identifiable assets of the business including working capital, fixed assets, and other intangible assets. Mineral rights are depreciated using a units-of-production method while all other property, plant and equipment is depreciated using the straight-line method.
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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Allkem revenues and earnings
The following table represents Allkem's revenues and net earnings included in Arcadium's condensed consolidated statements of operations from the Acquisition Date through September 30, 2024.

(in Millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2024
Revenue	$56.6	$242.9
(Loss)/income from operations before income taxes	$(44.6)	$107.6

Pro Forma Financial Information
Due to the Allkem Livent Merger closing on January 4, 2024, all activity in the first quarter of 2024 except for the first three days of January, which management deemed not material, is included in Arcadium’s condensed consolidated statements of operations. The following unaudited pro forma financial information for the three and nine months ended September 30, 2023 is based on our historical consolidated financial statements adjusted to reflect the Allkem Livent Merger as if it occurred on January 1, 2023, the first day of the most recently completed fiscal year. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the Allkem Livent Merger had been completed as of the beginning of the periods presented, nor is it indicative of future results. The unaudited pro forma information is not necessarily indicative of operating results that would have been achieved had the acquisition been completed as of January 1, 2023 and does not intend to project the future financial results of the Company after the acquisition. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and does not reflect the cost of any integration activities or synergies that may be derived from any integration activities. The unaudited pro forma financial results are as follows:

(in Millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2023
	(Unaudited)
Revenue	$538.5	$1,677.7
Net income	299.0	$812.4

Note 5: Goodwill

The following table summarizes the changes in goodwill for the nine months ended September 30, 2024.

(in Millions)	Allkem	Nemaska Lithium	Total
Balance as of December 31, 2023	$—	$120.7	$120.7
Acquisitions - Allkem Livent Merger	1,189.2	—	1,189.2
Measurement period adjustments	(15.3)	(1.4)	(16.7)
Balance as of September 30, 2024	$1,173.9	$119.3	$1,293.2

See Note 4 for further details.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asia Pacific (1)	$172.4	$163.8	$604.3	$502.4
North America (1)	22.1	31.9	65.6	124.5
Europe, Middle East & Africa	8.6	15.6	47.6	72.0
Latin America	—	0.1	1.3	1.8
Consolidated Revenue	$203.1	$211.4	$718.8	$700.7
1.During the three months ended September 30, 2024, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, South Korea and United States. Sales for the three months ended September 30, 2024 for China, Japan, South Korea and United States totaled $111.4 million, $33.9 million, $24.8 million, and $21.7 million, respectively. During the nine months ended September 30, 2024, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, and South Korea. Sales for the nine months ended September 30, 2024 for China, Japan, and South Korea totaled $392.4 million, $111.7 million, and $89.8 million, respectively. During the three months ended September 30, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, Japan, the United States, and South Korea. Sales for the three months ended September 30, 2023 for China, Japan, the United States, and South Korea totaled $95.6 million, $42.1 million, $30.0 million, and $20.6 million, respectively. During the nine months ended September 30, 2023, countries with sales in excess of 10% of consolidated revenue consisted of China, the United States, Japan, and South Korea. Sales for the nine months ended September 30, 2023 for China, the United States, Japan, and South Korea, totaled $274.9 million, $120.0 million, $118.2 million, and $86.9 million, respectively.
For the three months ended September 30, 2024, two customers each accounted for approximately 25% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 77% of consolidated revenue. For the nine months ended September 30, 2024, two customers accounted for approximately 23% and 20%, respectively, of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 73% of consolidated revenue. For the three months ended September 30, 2023, two customers accounted for approximately 28% and 25% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 78% of consolidated revenue. For the nine months ended September 30, 2023, two customers accounted for approximately 25% and 22% of consolidated revenue and our 10 largest customers accounted in aggregate for approximately 70% of consolidated revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lithium Hydroxide	$85.6	$142.8	$309.3	$449.2
Lithium Carbonate (1)	56.0	9.0	208.5	23.6
Butyllithium and Other Lithium Specialties	39.4	59.6	130.2	227.9
Spodumene Concentrate (2)	22.1	—	70.8	—
Consolidated Revenue	$203.1	$211.4	$718.8	$700.7
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

(in Millions)	Balance as of September 30, 2024	Balance as of December 31, 2023	(Decrease)/increase
Receivables from contracts with customers, net of allowances	$90.2	$106.7	$(16.5)
Contract liability - short-term	55.1	4.4	50.7
Contract liability - long-term	251.2	217.8	33.4

Performance obligations
Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations is approximately $1.6 billion in the next five years. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer. However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

Note 7: Inventories, Net

Inventories consisted of the following:

(in Millions)	September 30, 2024	December 31, 2023
Finished goods	$139.9	$59.1
Semi-finished goods	143.6	108.8
Raw materials, supplies, and other	106.1	49.6
Inventory, net	$389.6	$217.5

Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out ("FIFO") basis.

Note 8: Investments
Investments consisted of the following:

(in Millions)	September 30, 2024	December 31, 2023
ESM ILiAD, LLC	$30.1	$30.1
Arcadium NQSP	6.8	4.7
TLC (Naraha plant)	2.4	—
Other	0.7	—
Investments	$40.0	$34.8
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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Arcadium Lithium accounts for its interest in ESM under ASC Topic 321, Investments – Equity Securities ("ASC 321"). Since our investment in ESM does not have a readily determinable fair value, we use the measurement alternative under ASC 321. Our investment is measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values. As of September 30, 2024 and December 31, 2023, the carrying amount of our investment in ESM was $30.1 million.
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
For the three and nine months ended September 30, 2024, we recorded a $5.9 million loss related to our interest in TLC to Equity in net loss of unconsolidated affiliates in our condensed consolidated statements of operations. At September 30, 2024, the carrying value of our interest in TLC and the loan receivable was zero and $2.4 million, respectively.
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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Before October 18, 2023, the Company accounted for its 50% interest in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it was included in Investments in our consolidated balance sheets. The carrying amount of our interest in Nemaska Lithium was $437.1 million as of December 31, 2022 under equity method investment accounting. For the three and nine months ended September 30, 2023 we recorded a $6.7 million and $22.0 million loss related to our interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations.
Arcadium's cash and cash equivalents balance in its condensed consolidated balance sheet as of September 30, 2024 includes Nemaska Lithium's cash of $42 million at June 30, 2024 as Nemaska Lithium is consolidated on a one-quarter lag. All cash at Nemaska Lithium will be used for capital expenditures and operating expenses of the Nemaska Lithium Project.
As of September 30, 2024, Nemaska Lithium received cash of $225.0 million related to advance payments in connection with a customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. The related liability, consolidated on a one-quarter lag basis, is $161.3 million debt and $63.7 million contract liability as of September 30, 2024, see Note 15 for details. A total of $350.0 million in prepayments are expected from the customer with final prepayment expected in early 2025.
In the third quarter of 2024, the Company contributed cash of $43.9 million to Nemaska Lithium which, due to one-quarter lag reporting, is not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. IQ contemporaneously made an equal contribution in the third quarter of 2024 which, due to one-quarter lag reporting, is not recorded in our consolidation of Nemaska.
In the fourth quarter of 2024, the Company invested cash of $22.0 million in Nemaska Lithium under a subscription agreement dated October 9, 2024. IQ, which owns the remaining 50% interest in Nemaska Lithium, contemporaneously made an equal contribution and Arcadium's ownership stake is not changed pursuant to the additional investment.

Sales de Jujuy Pte Ltd and Sales de Jujuy S.A.
The Company has an interest of 72.68% in Sales de Jujuy Pte Ltd ("SDJ Pte"), 66.5% in Sales de Jujuy S.A. ("SDJ"), the legal entities which operate the Olaroz Lithium Facility (the "Olaroz Plant").
Located in the Jujuy Province of northern Argentina, the Olaroz Plant produces lithium carbonate chemicals for the battery, technical and chemical markets. The Olaroz Plant is operated through SDJ, which is a 91.5% owned subsidiary of SDJ Pte, a Singaporean company owned by Arcadium (72.68%) and Toyotsu Lithium Pte Ltd. (27.32%), an affiliated company of TTC. Jujuy Energia y Minera Sociedad del Estado ("JEMSE") owns the remaining 8.5% of SDJ. Consequently, the effective equity ownership of the Olaroz Plant is 66.5% by Arcadium, 25% by TTC, and 8.5% by JEMSE.
As of September 30, 2024, Arcadium had restricted cash of $18.1 million on deposit with Mizuho as collateral for the Project Loan Facility and classified within Other non-current assets in its condensed consolidated balance sheets. See Note 15 for details.
Arcadium's cash and cash equivalents balance in its condensed consolidated balance sheet as of September 30, 2024 includes $42.6 million held by the entities discussed above.
Arcadium funded JEMSE’s equity contributions in SDJ with an interest-free loan (the "JEMSE Receivable") to be repaid by JEMSE out of 33% of the dividends it receives from SDJ. The fair value of the non-current receivable is $5.0 million as of September 30, 2024.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 10: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2024	December 31, 2023
Land and land improvements	$334.7	$106.2
Buildings	985.3	134.9
Machinery and equipment	985.6	420.7
Mineral rights	3,279.6	560.0
Construction in progress	2,009.5	1,284.4
Total cost	$7,594.7	$2,506.2
Accumulated depreciation	(345.5)	(269.1)
Property, plant and equipment, net	$7,249.2	$2,237.1
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
Depreciation expense was $74.6 million and $21.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Long-Lived Asset Impairment
On September 4, 2024, Arcadium Lithium announced that it will suspend Stage 4A waste stripping, and any expansionary investment beyond Stage 3, at its Mt Cattlin spodumene operation in Western Australia given the decline in spodumene prices. As a result, the Company plans to place the Mt Cattlin site into care and maintenance by the end of the first half of 2025 after it completes Stage 3 mining and ore processing. The Company does not intend to close Mt Cattlin. Care and maintenance will keep the mine and processing facilities in a position to potentially resume operations when market conditions become more favorable. The Company will also continue to explore the viability of underground mining at the Mt Cattlin site, which could potentially extend the remaining mine life.
In the third quarter of 2024, as a result of the plan to place Mt Cattlin into care and maintenance, the Company determined that there were indicators of impairment and therefore performed long-lived assets impairment testing for the Mt Cattlin asset group. As a result of the evaluation using the income approach, the Company determined the undiscounted cash flows of Mt Cattlin's assets were not greater than their carrying value, resulting in a non-cash charge of $51.7 million for the three months ended September 30, 2024, recorded to Impairment charges in the condensed consolidated statement of operations. Management will continue to monitor events and circumstances that would require a future test of recoverability on the remaining Mt Cattlin long-lived assets.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 11: Restructuring and Other Charges
The following table shows other charges included in Restructuring and other charges in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2024	2023	2024	2023
Restructuring charges:
Severance-related and exit costs	$0.6	$—	$14.7	$2.4
Other charges:
Costs related to the Allkem Livent Merger	12.2	13.6	99.0	32.3
Bessemer City plant fire - gain, net of insurance recoveries	—	(5.0)	—	—
Other	(3.1)	0.1	(2.3)	0.3
Total Restructuring and other charges	$9.7	$8.7	$111.4	$35.0

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 12: Other gains/(losses)
The following table shows amounts included in Other gains/(losses) in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2024	2023	2024	2023
Blue Chip Swap gains: (1)
Non-recurring - SDV and MdA Holdings LLC (2)	$8.7	$10.0	$45.2	$21.4
Recurring - SDJ and MdA	5.7	—	19.7	—
Total Blue Chip Swap gains	14.4	10.0	64.9	21.4

Foreign currency remeasurement gains/(losses):
Remeasurement gains on U.S. dollar denominated cash held by foreign currency functional subsidiary	—	—	14.3	—
All other foreign currency remeasurement gains/(losses) (3)	30.9	(11.2)	123.7	(16.1)
Total Foreign currency remeasurement gains/(losses)	30.9	(11.2)	138.0	(16.1)

Loss on trading securities	(0.5)	—	(0.9)	—
Total Other gains/(losses)	$44.8	$(1.2)	$202.0	$5.3
___________________________
1.See Note 2 for details.
2.Represents the non-recurring gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the divergence of Argentina's Blue Chip Swap market exchange rate from the official rate.
3.The three and nine months ended September 30, 2024 primarily includes impact of currency fluctuations on deferred income tax assets and liabilities related to the Allkem Livent Merger.
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
Provision for income taxes for the three and nine months ended September 30, 2024 was a benefit of $33.4 million and expense of $55.7 million resulting in an effective tax rate of 383.9% and 28.6%, respectively. Provision for income taxes for the three and nine months ended September 30, 2023 was an expense of $9.3 million and $47.8 million resulting in an effective tax rate of 9.6% and 14.1%, respectively.
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

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 15: Debt
Debt consists of the following:

	Interest Rate Percentage			Maturity Date	September 30, 2024	December 31, 2023
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	6.70%	8.75%		2027	$99.0	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(1.2)	(2.4)
Nemaska - Prepayment agreement - tranche 1 (2)			8.9%		75.0	75.0
Discount - Prepayment agreement					(16.2)	(19.8)
Nemaska - Prepayment agreement - tranche 2 (2)			9.4%		150.0	—
Discount - Prepayment agreement					(47.5)	—
Nemaska - Other					0.5	3.4
Debt assumed in Allkem Livent Merger (3)
Project Loan Facility - Stage 2 of Olaroz Plant			2.61%	2029	135.0	—
Affiliate Loans with TTC			15.29%	2030	81.5	—
Affiliate Loan with TLP			10.34%	2026	2.5	—
Total debt assumed in Allkem Livent Merger					219.0	—
Subtotal long-term debt (including current maturities)					724.4	302.0
Less current maturities					(288.4)	(2.4)
Total long-term debt					$436.0	$299.6
______________________________
1.As of September 30, 2024 and December 31, 2023, there were $20.7 million and $15.5 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and $380.3 million and $484.5 million available funds as of September 30, 2024 and December 31, 2023, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.Represents advance payments in connection with customer supply agreement which do not have a contractual interest rate or bear any actual interest and are repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. Represents U.S. GAAP imputed interest rate.
3.On September 10, 2024, SDJ paid the outstanding principal balance of $9.1 million to repay Stage 1 of the Olaroz Plan Project Loan Facility in its entirety. On May 30, 2024, SDV paid the outstanding principal balance of $47.0 million, a prepayment fee of $0.9 million and accrued interest and commitment fees of $1.3 million to repay the Sal de Vida Project Financing Facility in its entirety.
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
The last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, September 30, 2024 was not greater than or equal to 130% of the conversion price as adjusted for the Allkem Livent Merger, which is $4.72, on each trading day, and as a result, the holders do not have the option to convert all or any portion of their 2025 Notes through December 31, 2024.
The conversion rate for the 2025 Notes is 275.4593 ordinary shares of Arcadium Lithium per $1,000 principal amount of 2025 Notes. The 2025 Notes mature in July 2025 and were reclassified to current portion of long-term debt in the third quarter of 2024.
On the July 15, 2025 maturity date, we are required to cash settle any outstanding 2025 Notes that have not otherwise been redeemed or converted.
The Company recognized non-cash interest related to the amortization of transaction costs for the 2025 Notes of $0.4 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, all of which was capitalized. The Company recorded $2.5 million and $7.5 million of accrued interest expense related to the principal amount for the three and nine months ended September 30, 2024, respectively, all of which was capitalized.
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
We recorded $0.8 million of incremental deferred financing costs in the condensed consolidated balance sheets for the Revolving Credit Facility commitment and legal fees and a zero and $0.2 million loss on debt extinguishment in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, for the write off of existing deferred financing costs to recognize a partial change in syndication related to the Revolving Credit Facility. The carrying value of our deferred financing costs was $2.3 million as of September 30, 2024 and is recorded to Other assets in our condensed consolidated balance sheet.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on us and our subsidiary, Livent USA Corp., as borrowers (the "Borrowers") and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain restrictive agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of September 30, 2024. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of September 30, 2024.
Debt assumed as a result of Allkem Livent Merger
The following is a summary of Allkem's indebtedness that Arcadium Lithium assumed as a result of the Allkem Livent Merger.
Project Financing Facility
Galaxy Lithium (SAL DE VIDA) S.A. ("SDV"), which is owned 100% by Arcadium, entered into a project financing facility with the International Finance Corporation related to the Sal de Vida development project ("Sal de Vida") in Argentina (the "Project Financing Facility"). The Project Financing Facility originally provided for a total of $180.0 million in limited recourse, sustainability-linked green project financing maturing in March 2033. On May 30, 2024, SDV paid the lender the outstanding principal balance of $47.0 million, a prepayment fee of $0.9 million and accrued interest and commitment fees of $1.3 million to repay the Project Financing Facility in its entirety.
Project Loan Facility
SDJ has a project loan facility with Mizuho Bank related to the Olaroz Plant (the "Project Loan Facility"):
•On September 10, 2024, SDJ paid the lender the outstanding principal balance of $9.1 million, to repay the Project Loan Facility for Stage 1 of the Olaroz Plant in its entirety.
•The Project Loan Facility for Stage 2 of the Olaroz project had an outstanding balance of $135.0 million as of September 30, 2024. The interest rate for the Stage 2 loan is a fixed rate of 2.6119% per annum until expiry in March 2029.
As of September 30, 2024, Arcadium had restricted cash of $18.1 million on deposit with Mizuho as collateral for the Project Loan Facility and classified within Other non-current assets in its condensed consolidated balance sheet.
As of September 30, 2024, Arcadium is also required to reserve $101.3 million of its cash and cash equivalents in support of a guarantee to TTC associated with the Stage 2 Project Loan Facility for the Olaroz Plant. Arcadium would incur a 2.5% fee for permitted reductions to this reserve.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Affiliate Loans With TTC
SDJ has eleven loans with TTC related to the Olaroz Plant originally providing for a total of $93.0 million in principal. As of September 30, 2024, the loans have an outstanding principal balance of $81.5 million and are payable ranging from July 2024 until March 2030.
Note 16: Share-based Compensation
Arcadium Lithium plc Omnibus Incentive Plan (the "Arcadium Plan")
As of September 30, 2024, there were 64,548,000 Arcadium ordinary shares authorized for issuance under the Arcadium Plan. The Arcadium Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including share options, restricted shares, restricted share units (including performance units), share appreciation rights, and management incentive awards. The Compensation Committee of the Arcadium Board of Directors (the "Arcadium Committee") has the authority to amend the Arcadium Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
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
Allkem Replacement Awards
Pursuant to the Allkem Transaction Agreement, the equity awards of Allkem (including performance rights) outstanding as of immediately prior to the closing of the Allkem Livent Merger were converted into equity awards denominated in shares of Arcadium ordinary shares. The Company issued time-based vesting restricted shares in connection with the conversion of such awards. The estimated fair value of the portion of the Allkem equity awards for which the required service period had been completed at the time of the closing of the Allkem Livent Merger was treated as purchase consideration. The remaining estimated fair value is recorded as compensation expense over the remainder of the service period associated with the awards. The Allkem Replacement Awards are authorized for issuance under the Arcadium Plan.
Treatment of Equity Awards in the Rio Tinto Transaction
At the completion of the Rio Tinto Transaction, the Company’s outstanding equity awards will be treated as follows:
•Restricted Stock Units: Each outstanding RSU that is held by a non-employee director will be cancelled and converted into the right to receive an amount in cash, without interest, equal to $5.85 per Company share. Each other outstanding RSU will be cancelled and exchanged for an award of restricted stock units with respect to a number of ordinary shares of either Rio Tinto plc or Rio Tinto Limited (each, a "Listed Share"), determined by multiplying the number of Company shares subject to such RSU by the Equity Award Conversion Ratio (as defined in the Rio Tinto Transaction Agreement).
•Restricted Share Rights (or "Allkem Replacement Awards" per the Allkem Transaction Agreement): Each outstanding restricted share right with respect to Company shares, whether vested or unvested (each, a "Restricted Share Right"), will be cancelled and exchanged for an award of restricted share rights with respect to a number of Listed Shares, determined by multiplying the number of Company shares subject to such Restricted Share Right by the Equity Award Conversion Ratio.
•Stock Options: Each outstanding stock option with respect to the Company’s shares, whether vested or unvested (each, a "Company Stock Option"), will be cancelled and exchanged for an option to purchase a number of applicable Listed Shares determined by multiplying (i) the number of Company shares subject to such Company Stock Option by (ii) the Equity Award Conversion Ratio, rounded down to the nearest whole share. Such stock option will have a per-share exercise price determined by dividing (i) the exercise price per Company share at which such Company Stock Option

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
was exercisable immediately prior to the closing by (ii) the Equity Award Conversion Ratio, rounded up to the nearest whole cent.
Legacy Livent Awards
As of September 30, 2024, there were 6,579,305 Arcadium ordinary shares authorized for issuance upon the exercise or settlement of the Legacy Livent Awards.
Share Compensation
We recognized the following share compensation expense for Legacy Livent Awards and awards under the Arcadium Plan:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in Millions)	2024
Share Option Expense, net of taxes of $0.1 and $0.3	$0.7	$1.9
Restricted Share Expense, net of taxes of $0.1 and $1.2	2.8	19.8
Performance-Based Restricted Share Expense, net of taxes of zero and zero	—	0.4
Total Share Compensation Expense, net of taxes of $0.2 and $1.5 (1)	$3.5	$22.1
____________________
(1)    Gross share compensation charges of $3.4 million and $0.5 million were recorded to Selling, general and administrative expenses and Restructuring and other charges, respectively, in our condensed consolidated statements of operations for the three months ended September 30, 2024. Gross share compensation charges of $9.1 million and $14.5 million were recorded to Selling, general and administrative expenses and Restructuring and other charges, respectively, in our condensed consolidated statements of operations for the nine months ended September 30, 2024.
Share Options
The grant date fair values of the share options granted in the nine months ended September 30, 2024, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of ten of our publicly traded peers that operate in the specialty chemical sector. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of share option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Arcadium's ordinary shares. Arcadium share options granted in the nine months ended September 30, 2024 will vest equally on the first, second and third anniversaries of the grant date and expire ten years from the date of grant.
The following summary shows Black Scholes valuation assumptions for Arcadium Plan share options granted in 2024:

	Nine months ended September 30, 2024
Grant date	3/6/2024	5/14/2024	6/28/2024	7/30/2024	9/1/2024
Expected dividend yield	—%	—%	—%	—%	—%
Expected volatility	31.18%	31.97%	33.00%	33.22%	35.06%
Expected life (in years)	6.0	6.0	6.0	6.0	6.0
Risk-free interest rate	4.08%	4.41%	4.28%	4.00%	3.72%
The weighted-average grant date fair value of share options granted during the nine months ended September 30, 2024 was $1.89 per share.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following summary shows share option activity for the Allkem Livent Merger and the Arcadium Plan for the nine months ended September 30, 2024:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding December 31, 2023	5,060,687	5.6	$6.73	$6.5
Granted	4,058,953		$4.82
Exercised	(53,056)		$4.05	$—
Forfeited	(106,548)		$5.67
Outstanding at September 30, 2024	8,960,036	6.9	$5.90	$0.1
Exercisable at September 30, 2024	4,118,374	4.3	$6.24	$—
As of September 30, 2024, we had total remaining unrecognized compensation cost related to unvested share options of $7.2 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.4 years.
Restricted Share Unit Awards
The grant date fair value of RSUs under the Arcadium Plan is based on the market price per share of Arcadium's ordinary shares on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted during the nine months ended September 30, 2024, will vest equally on the first, second and third anniversaries of the grant date.
Pursuant to the Allkem Transaction Agreement, on the Acquisition Date, 927,510 employee RSUs vested on an accelerated pro rata basis. The following table shows RSU activity for the Allkem Livent Merger and the Arcadium Plan for the nine months ended September 30, 2024:

	Restricted Share Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested December 31, 2023	2,287,088	$7.83	$17.1
Granted (1)	5,084,720	$4.90
Vested (2)	(2,171,932)	$7.01
Forfeited	(164,009)	$5.62
Nonvested September 30, 2024	5,035,867	$5.30	$14.4
___________________
1.The Company granted 1,080,825 Allkem Replacement Awards on January 12, 2024 pursuant to the Allkem Transaction Agreement.
2.Immediately prior to the Acquisition Date, 768,440 non-employee Director RSUs vested and were paid out in cash of $5.3 million pursuant to the Allkem Transaction Agreement.
As of September 30, 2024, the Arcadium Plan had total remaining unrecognized compensation cost related to unvested RSUs of $18.6 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.2 years.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Performance-Based Restricted Share Unit ("PRSU") Awards
Pursuant to the Allkem Transaction Agreement, on the Acquisition Date, 96,885 employee PRSUs vested on an accelerated basis at the higher of the PRSU payout on the accelerated vest date, which was —%, or 100%. The following table shows PRSU activity for the nine months ended September 30, 2024.

	Performance-Based Restricted Share Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2023	96,885	$9.42	$0.7
Vested	(96,885)	$9.42
Nonvested as of September 30, 2024	—	$—	$—
Note 17: Equity
After the closing of the Allkem Livent Merger on January 4, 2024 and as of September 30, 2024, we had 5 billion ordinary shares of $1.00 par value each and 125 million preferred shares of $1.00 par value each authorized. The following is a summary of Arcadium's ordinary shares issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2023 (1)	433,059,946	(263,669)	432,796,277
Issued to Allkem shareholders - Allkem Livent Merger	641,337,840	—	641,337,840
PRSU and RSU awards accelerated - Allkem Livent Merger	648,969	—	648,969
Arcadium RSU awards	371,750	—	371,750
Arcadium share option awards	8,497	—	8,497
Net sales of treasury shares - Arcadium NQSP	—	1,154	1,154
Balance as of September 30, 2024	1,075,427,002	(262,515)	1,075,164,487
_____________________
1.Balances outstanding as of December 31, 2023, representing predecessor Livent, have been adjusted to reflect the 2.406 Exchange Ratio.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Accumulated other comprehensive loss

Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2023	$(49.8)	$—	$(49.8)
Other comprehensive (losses)/income before reclassifications	(17.1)	0.2	(16.9)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Accumulated other comprehensive loss, net of tax as of September 30, 2024	$(66.9)	$0.3	$(66.6)

(in Millions)	Foreign currency adjustments	Derivative Instruments	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
Other comprehensive income before reclassifications	(1.3)	—	(1.3)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Accumulated other comprehensive loss, net of tax as of September 30, 2023	$(52.3)	$0.2	$(52.1)

Dividends
For the three and nine months ended September 30, 2024 and 2023, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.
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
Earnings applicable to ordinary shares and ordinary shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Numerator:
Net income attributable to Arcadium Lithium plc	$16.1	$87.4	$117.4	$292.4

Denominator:
Weighted average ordinary shares outstanding - basic	1,075.1	432.4	1,067.8	432.3
Dilutive share equivalents from share-based plans	0.8	3.5	0.9	3.5
Dilutive share equivalents from 2025 Notes	67.7	67.7	67.7	67.7
Weighted average ordinary shares outstanding - diluted	1,143.6	503.6	1,136.4	503.5

Basic earnings per ordinary share	$0.01	$0.20	$0.11	$0.68
Diluted earnings per ordinary share	$0.01	$0.17	$0.10	$0.58
_____________________

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
1.For the three and nine months ended September 30, 2023, weighted average ordinary shares outstanding - basic and diluted, dilutive share equivalents and basic and diluted earnings per ordinary share amounts represent predecessor Livent and have been adjusted to reflect the 2.406 Exchange Ratio.
Anti-dilutive share options
For the three months ended September 30, 2024, options to purchase 9,163,458 shares of our ordinary shares, at an average exercise price of $5.90 per share, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the period. For the nine months ended September 30, 2024, options to purchase 8,211,667 shares of our ordinary shares, at an average exercise price of $6.19 per share, were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the period. For the three months ended September 30, 2023, options to purchase 435,544 shares of our ordinary shares, at an average exercise price of $9.70 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the period. For the nine months ended September 30, 2023, options to purchase 353,128 shares of our ordinary shares, at an average exercise price of $9.70 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the period.
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
The estimated fair value and the carrying amount of debt were $772.9 million and $724.4 million, respectively, as of September 30, 2024. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of September 30, 2024, we had open foreign currency forward contracts in AOCL in a net after-tax gain position of $0.3 million designated as cash flow hedges of underlying forecasted sales and purchases. As of September 30, 2024, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $10.7 million.
A net after-tax gain of $0.3 million, representing open foreign currency exchange contracts, will be realized in earnings during the year ending December 31, 2024 if spot rates in the future are consistent with market rates as of September 30, 2024. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the Cost of sales line in the condensed consolidated statements of operations.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $115.1 million as of September 30, 2024.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following table provides the gross fair value and net balance sheet presentation of our derivative instruments. The Company had no open derivative cash flow hedge contracts as of December 31, 2023.

September 30, 2024
Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges
Derivative assets
Foreign exchange contracts	$0.4
Total derivative assets (1)	0.4
Net derivative assets	$0.4
__________________
1.Net balance is included in Prepaid and other current assets in the condensed consolidated balance sheets.

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.
Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2023	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2024	$0.2
Unrealized hedging gains, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	0.1
Accumulated other comprehensive income, net of tax at June 30, 2024	$0.3
Unrealized hedging losses, net of tax	(0.1)
Reclassification of deferred hedging losses, net of tax	0.1
Total derivatives instruments impact on comprehensive income, net of tax	—
Accumulated other comprehensive income, net of tax at September 30, 2024	$0.3

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive income, net of tax as of December 31, 2022	$—
Unrealized hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	0.2
Accumulated other comprehensive income, net of tax as of March 31, 2023	$0.2
Unrealized hedging gains, net of tax	0.4
Total derivatives instruments impact on comprehensive income, net of tax	0.4
Accumulated other comprehensive income, net of tax at June 30, 2023	$0.6
Unrealized hedging losses, net of tax	(0.6)
Reclassification of deferred hedging gains, net of tax	0.2
Total derivatives instruments impact on comprehensive income, net of tax	(0.4)
Accumulated other comprehensive income, net of tax at September 30, 2023	$0.2
Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)		2024	2023	2024	2023
Foreign Exchange contracts	Other gain/(loss)	$2.2	$(0.1)	$15.3	$1.8
Total		$2.2	$(0.1)	$15.3	$1.8
____________________
1.Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

Fair Value Measurements
Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets.

(in Millions)	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$6.9	$6.9	$—	$—
JEMSE Receivable	5.0	—	—	5.0
Equity securities (2)	0.7	0.7	—	—
Derivatives – Foreign exchange	0.4	—	0.4	—
Total Assets	$13.0	$7.6	$0.4	$5.0

Liabilities
Deferred compensation plan obligation (3)	$7.6	$7.6	$—	$—
Total Liabilities	$7.6	$7.6	$—	$—

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$4.1	$4.1	$—	—
Total Assets	$4.1	$4.1	$—	$—

Liabilities
Deferred compensation plan obligation (3)	$6.7	$6.7	$—	$—
Total Liabilities (4)	$6.7	$6.7	$—	$—
____________________
1.Balance is included in Investments in the condensed consolidated balance sheets. Arcadium NQSP investments in Arcadium ordinary shares are recorded as Treasury shares in the condensed consolidated balance sheets and carried at historical cost. Mark-to-market gains of $0.1 million and $1.2 million were recorded for the three and nine months ended September 30, 2024, respectively. Mark-to-market gains of $1.0 million and $0.2 million were recorded for the three and nine months ended September 30, 2023, related to the Arcadium ordinary shares. The mark-to-market gains and losses were recorded in Selling, general and administrative expenses in the condensed consolidated statements of operations, with a corresponding offset to the deferred compensation plan obligation in the condensed consolidated balance sheets.
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
Sales de Jujuy S.A., our subsidiary in Argentina ("SDJ") has received a notice from the Argentine Customs Authority regarding custom duties for the export of lithium carbonate by SDJ from January 2022 through August 2023.
SDJ also received notification from Jujuy provincial tax authority regarding a royalty adjustment in favor of the Province for the periods 2021 and 2022.
A range of reasonably possible liabilities, if any, cannot be currently estimated by the Company.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
MdA was also notified from the Argentine Tax Authority of the start of transfer pricing audits for the periods 2017 and 2018. SDJ was also notified by the Argentine Tax Authority of the start of a transfer pricing audit for the period of 2018.
In January, 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products, which was followed by Presidential Decree No. 57/2023 in February, 2023. The Presidential Decree prospectively cancels all export rebates for lithium products. Prior to the Presidential Decree, MdA and SDJ had the right to collect 4% of the FOB value for exported products (which consisted of the "La Puna" rebate which was 2.5% and the "Export" rebate which was 1.5%). In October 2023 by Presidential Decree No. 557/2023 the Export rebate of 1.5% was reinstated. Subsequent to the Presidential Decree entering into force on October 26, 2023 MdA and SDJ are entitled to the 1.5% rebate/refund on FOB value of its exported products. As of September 30, 2024, MdA and SDJ have a receivable of approximately $5.1 million USD and $1.5 million USD, respectively, which is still valid and remains in force after the Presidential Decrees.
A range of possible liabilities, if any, cannot be currently estimated by the Company.
Australia Tax Matters
We were informed on April 16, 2024 that the Australian Taxation Office will be performing a combined assurance review of Allkem Pty Ltd and its Australian subsidiaries for the period of July 1, 2019 to June 30, 2023.
Canada Tax Matters
We were notified that Nemaska Lithium has received certain audit queries from the Canada Revenue Agency ("CRA") related to the Approval and Vesting Order (the "RVO") issued under the Companies' Creditors Arrangement Act ("CCAA") on October 15, 2020, by the Superior Court of Québec. Nemaska Lithium has been responding to those queries.
Securities Class Action Lawsuits
On September 6, 2024, two separate securities class action lawsuits were filed against the Company in the Court of Common Pleas of Philadelphia County, Pennsylvania (City of Pontiac Reestablished General Employees’ Retirement System, on behalf of itself and all others similarly situated vs. Arcadium Lithium plc et. al., and Satish Chalasani and Kelly Johnson, individually and on behalf of all others similarly situated vs. Arcadium Lithium plc et. al.). Each lawsuit is alleging securities law claims arising from the Allkem Livent Merger and is seeking unspecified monetary damages. A range of possible liabilities, if any, cannot be currently estimated by the Company.
Leases
All of our leases are operating leases as of September 30, 2024 and December 31, 2023. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of two to twenty-seven years.
The Company assumed an ROU asset and corresponding lease liability of $53.4 million in the Allkem Livent Merger, all of which are accounted for as operating leases.
Quantitative disclosures about our leases are summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions, except for weighted-average amounts)	2024	2023	2024	2023
Lease Cost
Operating lease cost	$4.4	$0.4	$12.9	$1.0
Short-term lease cost	0.1	0.1	0.3	0.3
Total lease cost (1)	$4.5	$0.5	$13.2	$1.3
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$4.2	$0.4	$12.4	$1.1
__________________________
1.Lease expense is classified as Selling, general and administrative expenses in our condensed consolidated statements of operations.

As of September 30, 2024, our operating leases had a weighted average remaining lease term of 8.4 years and a weighted average discount rate of 8.6%.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
Remainder of 2024	$3.1
2025	10.3
2026	9.5
2027	8.8
2028	8.5
Thereafter	35.6
Total future minimum lease payments	75.8
Less: Imputed interest	(19.3)
Total	$56.5

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 21: Supplemental Information
The following tables present details of prepaid and other current assets, other assets, accrued and other current liabilities, and other long-term liabilities as presented on the condensed consolidated balance sheets:

(in Millions)	September 30, 2024	December 31, 2023
Prepaid and other current assets
Tax related items	$100.8	$29.5
Prepaid expenses	51.0	16.9
Argentina government receivable (1)	42.2	7.9
Other receivables	48.4	28.2
Bank Acceptance Drafts (2)	1.7	—
Derivative assets (Note 19)	0.4	—
Other current assets	3.4	3.9
Total	$247.9	$86.4

(in Millions)	September 30, 2024	December 31, 2023
Other assets
Argentina government receivable (1), (3)	$119.6	$71.3
Advance to contract manufacturers (4)	27.4	27.6
Long-term semi-finished goods inventory	142.4	1.0
Tax related items	4.3	4.0
Capitalized software, net	1.8	1.1
Investment in transit - Nemaska Lithium (5)	43.9	—
Other assets	50.0	22.7
Total	$389.4	$127.7
_________________
1.We have various subsidiaries that conduct business in Argentina. As of September 30, 2024 and December 31, 2023, $41.5 million and $38.8 million, respectively, of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, was denominated in U.S. dollars. A recent judicial decision relating to the U.S. dollar-denominated export tax receivable portion of $34.8 million permits the Argentina government to reimburse us in Argentine pesos at the historical foreign exchange rate applicable at each past payment date, adjusted by a bank deposit interest rate. While Arcadium filed an appeal on November 6, 2023 and believes it has valid defenses on the technical merits, the ultimate resolution of this matter could result in a possible loss of up to $34.3 million. We continually review the recoverability of all outstanding receivables by analyzing historical experience, current collection trends and regional business and political factors among other factors.
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
5.Represents the Company's cash contributed to Nemaska Lithium in the third quarter of 2024 which, due to one-quarter lag reporting, are not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. IQ contemporaneously made an equal contribution in the third quarter of 2024 which, due to one-quarter lag reporting, is not recorded in our consolidation of Nemaska. See Note 9 for details.

ARCADIUM LITHIUM PLC
Notes to the Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2024	December 31, 2023
Accrued and other current liabilities
Accrued payroll	$55.5	$31.2
Restructuring reserves	2.0	1.7
Retirement liability - 401k	3.6	3.2
Environmental reserves, current	2.8	0.5
Accrued investment in unconsolidated affiliates	—	27.0
Other accrued and other current liabilities (1)	111.6	73.2
Total	$175.5	$136.8

(in Millions)	September 30, 2024	December 31, 2023
Other long-term liabilities
Deferred compensation plan obligation	$7.6	$6.7
Contingencies related to uncertain tax positions (2)	9.1	6.2
Self-insurance reserves	1.1	1.1
Asset retirement obligations	12.5	3.7
Other long-term liabilities	61.7	3.6
Total	$92.0	$21.3
____________________
1.Amounts primarily include accrued capital expenditures related to our expansion projects.
2.As of September 30, 2024, we have recorded a liability for uncertain tax positions of $8.7 million and a $0.4 million indemnification liability where the offsetting uncertain tax position is with FMC, per the tax matters agreement.

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
In some cases, we have identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business, the anticipated timing for, and outcome and effects of, the post-merger integration of Livent and Allkem and the anticipated timing, expected completion and impacts of the Rio Tinto Transaction and the potential effects should the Rio Tinto Transaction not be completed on a timely basis or at all for any reason. These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.
Investors are cautioned to carefully consider the risk factors discussed in Part I, Item 1A of our 2023 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, achievements, timing for, or outcome and effects of, the post-merger integration of Livent and Allkem, or the timing, completion and effects of the Rio Tinto Transaction. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are under no duty to and specifically decline to undertake any obligation to publicly revise or update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results, revised expectations or to reflect the occurrence of anticipated or unanticipated events.
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
Pending Rio Tinto Transaction
On October 9, 2024, Arcadium Lithium entered into the Rio Tinto Transaction Agreement with Rio Tinto, which provides that pursuant to the Scheme under the Companies (Jersey) Law 1991, at the closing of the Rio Tinto Transaction, all of the ordinary shares, par value $1.00 per share, of the Company will be transferred from the shareholders of the Company to Rio Tinto in exchange for the right to receive an amount in cash, without interest, equal to $5.85 per ordinary share of the Company.
The closing of the Rio Tinto Transaction is subject to customary closing conditions under the Rio Tinto Transaction Agreement, including, among others, receipt of regulatory approvals and Company Shareholder Approval. The Rio Tinto Transaction is currently expected to close in mid-2025, subject to satisfaction of the closing conditions.
If the Rio Tinto Transaction is consummated, the Company's ordinary shares will be delisted from the New York Stock Exchange and the Company’s registration under the Exchange Act of 1934, as amended, will be terminated as promptly as practicable after the effective time of the Rio Tinto Transaction, and the quotation on the Australian Securities Exchange Ltd of the CHESS depositary interests issued by the Company will be suspended immediately prior to the effective time of the Rio Tinto Transaction.
The Rio Tinto Transaction Agreement contains certain termination rights for both the Company and Rio Tinto, including if the Rio Tinto Transaction is not completed on or before October 9, 2025, subject in certain circumstances to automatic extension in two three month increments to April 9, 2026 if certain regulatory approvals have not been obtained. The Rio Tinto Transaction

Agreement provides that, if the Rio Tinto Transaction Agreement is terminated, the Company will pay a $200 million termination fee to Rio Tinto in the case of certain events described in the Rio Tinto Transaction Agreement, including if the Company terminates the Rio Tinto Transaction Agreement in connection with the Board of Directors of the Company changing its recommendation and if Rio Tinto terminates the Rio Tinto Transaction Agreement due to the Board of Directors of the Company changing its recommendation. The termination fee may also become payable by the Company if the Rio Tinto Transaction Agreement is terminated in certain circumstances and the Company enters into an agreement for an alternative transaction within twelve months of such termination. See Note 1 for details.
The foregoing summary of the Rio Tinto Transaction Agreement and the Rio Tinto Transaction contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Rio Tinto Transaction Agreement, a copy of which is filed as Exhibit 2.1 to this Form 10-Q.
Mt Cattlin site placed into care and maintenance
On September 4, 2024, Arcadium Lithium announced that it will suspend Stage 4A waste stripping, and any expansionary investment beyond Stage 3, at its Mt Cattlin spodumene operation in Western Australia given the decline in spodumene prices. As a result, the Company plans to place the Mt Cattlin site into care and maintenance by the end of the first half of 2025 after it completes Stage 3 mining and ore processing. The Company does not intend to close Mt Cattlin. Care and maintenance will keep the mine and processing facilities in a position to potentially resume operations when market conditions become more favorable. The Company will also continue to explore the viability of underground mining at the Mt Cattlin site, which could potentially extend the remaining mine life.
In the third quarter of 2024, as a result of the plan to place Mt Cattlin into care and maintenance, the Company determined that there were indicators of impairment and upon evaluation using the income approach, the Company determined the undiscounted cash flows of Mt Cattlin's assets were not greater than their carrying value, resulting in a non-cash charge of $51.7 million for the three months ended September 30, 2024, recorded to Impairment charges in the condensed consolidated statement of operations. See Note 10 for details.
Capital spending and capacity expansions
In response to current lithium market conditions, the Company decided to defer investment in two of its four current expansion projects. The Company still sees a strong long-term growth trajectory for lithium demand and is committed to developing its portfolio of expansion opportunities on a timeline that is supported by the market and customers.
Arcadium Lithium intends to pause current investment in its 40,000 metric ton lithium carbonate equivalent ("LCE") spodumene Galaxy project in Canada (formerly "James Bay"). The pause in spending will be structured to minimize both cost and timing disruption when the project is ultimately resumed. The Nemaska Lithium Project continues to be progressed.
Additionally, Arcadium Lithium has adjusted the sequencing of its combined 25,000 metric ton lithium carbonate projects at the Salar del Hombre Muerto in Argentina. Rather than execute Fénix Phase 1B and Sal de Vida Stage 1 simultaneously as previously announced, the projects will now be completed sequentially with Sal de Vida Stage 1 expected to be finished first.
As part of the ongoing production start-up at Olaroz Stage 2, a 25,000 metric ton lithium carbonate expansion in Argentina, the Company has identified and is evaluating the potential need for further capital in order to address production quality and reliability.
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
Merger of Allkem and Livent
On January 4, 2024, Arcadium Lithium completed the Allkem Livent Merger.
In this Form 10-Q, because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger which closed on January 4, 2024, we are presenting the results of predecessor Livent’s operations for the three and nine months ended September 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem. Subsequent to the closing of the Allkem Livent Merger on January 4, 2024, the financial statements of the Company presented in this Form 10-Q include the financial position and operations of Allkem. As a result of the Allkem Livent Merger, our financial information for the reporting periods after January 4, 2024, which reflect the results of operations of Allkem, will not be directly comparable to our financial information for periods prior to the Allkem Livent Merger, including the information presented in this Form 10-Q.
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
We have had many years of reliable lithium production in Argentina. Nevertheless, our operations in Argentina are subject to their own unique challenges. Foreign currency reserves in Argentina remain depleted. Although the monthly rate of inflation has slowed, Argentina continues to be a highly inflationary economy with an unstable currency. It is marked by high natural gas, oil and power prices, and social, labor and political unrest. There is also financial uncertainty over the Argentina government's ability to repay large international debt obligations that are maturing in the future. Difficulties with foreign currency reserves have led to significant restrictions on foreign exchange transactions, which in turn have placed limits on imports, including certain materials for our operations and expansion projects. Additionally, vendor concerns regarding high inflation and the inability to restock items has resulted in increased pricing uncertainty with respect to products and equipment.
As a result of this mix of factors in Argentina, there is increasing interest and focus from federal, provincial and municipal governments to obtain additional sources of funding, such as through customs, royalties, tax revenues and other concessions from private and/or foreign companies, including from the lithium industry. The State Prosecutor of Salta notified us of its decision to terminate the suspension agreement with respect to the Salta Royalty Claim (as previously disclosed in Part I, Item 2, Properties, Material Individual Properties, Salar del Hombre Muerto, Mineral Concession Rights and Royalties of our 2023 Annual Report on Form 10-K) with effect as from August 9, 2024. As a result, the underlying judicial claims resumed on August 10, 2024. Our discussions with the respective Provinces of Catamarca and Salta to resolve the Salta Royalty Claim are ongoing. There can be no assurance as to the outcome or timing of our discussions.
In addition, on June 27, 2024, the National Congress in Argentina approved the Bases and Starting Point of the Freedom of Argentines Law No. 27,742 (Ley de Bases y Puntos de Partida para la Libertad de los Argentinos) which, in addition to amending several existing laws, created the Incentive Regime for Large Investments ("RIGI", its acronym in Spanish). This statute became effective on July 8, 2024. The RIGI is a promotional regime that is applicable to the mining sector and provides guarantees of regulatory, fiscal, customs, and exchange rate stability to projects that qualify under it for a term of 30 years from the inclusion date. On August 23, 2024, the National Government issued Decree No. 749 that approved the regulation of RIGI. However, the implementation of certain aspects of RIGI is subject to the issuance of further regulations. The Provinces of Jujuy (through Law No 6409 published in its official gazette on August 14, 2024), Salta (through Law No. 8451 published in its official gazette on September 19, 2024) and Catamarca (through Law 5863 published in its official gazette on September 27, 2024) have agreed to adhere to RIGI. The Company is currently conducting an analysis to determine the scope and application of RIGI to its own operations.
On June 27, 2024, the National Congress in Argentina also approved the Law No. 27,743 on “Palliative and Relevant Tax Measures” which, among other things, increased the cap on mining royalties payable to the provinces from three percent (3%) to five percent (5%) of the pithead value of the extracted mineral. This new 5% cap on royalties applies exclusively to mining projects that have not started construction (i.e., being at or prior to the exploitation stage) prior to the date of entry into force of this law. As such, this should not apply to our ongoing operations and expansion projects in Argentina that are being managed and developed by our subsidiaries MdA, SDV and SDJ. The Province of Salta implemented this new law through Provincial Law No. 8,448, published in its official gazette on September 19, 2024.
In Argentina and Canada, we are currently focused on integrating and streamlining the different operations of Livent and Allkem both from a cost and production efficiency perspective. Our expansion efforts (now paused and modified as noted under

"Capital spending and capacity expansions" above) progressed at a slower pace and at higher costs than originally contemplated. We are aligning our expansion efforts to match market conditions, supply chain challenges, and local labor market capabilities. Nevertheless, we intend to deliver additional volumes needed by customers within their requested timeframes. We do not expect our current expansion efforts in Argentina to be affected by the comprehensive and cumulative environmental study to be carried out by the Province of Catamarca, as ordered by the Provincial Supreme Court of Justice, that takes into account the cumulative effect of all projects in the area. Management is continuing to monitor the cumulative impact of neighboring projects, easement and tenement claims in Argentina on our water and brine rights, existing easements, and operations. There is little legal precedent and a limited government track record on the allocation of competing rights over fluid resources such as lithium brine and water in Argentina. Management is also monitoring our levels of water use in comparison to our local competitors.
Generally, the global economy and business environment in the diverse group of markets we serve present us with various opportunities and challenges. The long-term demand for lithium products remains strong, driven by the increased adoption of EVs and other energy storage applications, providing us with the opportunity to continue to develop high performance lithium compound products and maintain our position as a leading global producer of butyllithium and high purity lithium metal. However, the current lithium market is characterized by overcapacity and overproduction, a slower rate of demand growth than in the recent past, strong competition, vertical integration by end users, geopolitical tensions over supply chains, and certain macroeconomic headwinds, resulting in lower pricing. Nevertheless, we believe our business fundamentals are sound and that we can manage the impact on our business of fluctuating lithium prices, inflation, high energy costs and shortages, supply chain disruptions, various global conflicts and regional challenges, higher interest rates, the strength of the U.S. dollar, and the corresponding weakening of foreign currencies. Given our extensive global capabilities, vast experience in the markets we serve, and deep customer relationships, we believe we are well positioned to capitalize on future business opportunities and the accelerating trend of electrification.
Customers in the EV manufacturing industry are positioning their businesses for continued expected growth in electrification, although at different rates around the globe. During the first three quarters of 2024, China EV adoption as evidenced by new car sales was at record levels, and battery installations exceeded many analysts’ expectations. In China, lithium iron phosphate (LFP) cathode-based batteries and plug-in electric hybrid vehicles (PHEVs) have increased their share in the chemistry and EV mix in recent quarters. EV sales in the European Union and the United States were below analysts' expectations during the first three quarters of 2024, but automakers expect to launch new attractive EV models during the fourth quarter of 2024 and in 2025, and expect support from lower battery prices. Globally, EV price reductions, particularly those of a few leading automakers, will likely continue to put commercial and financial pressures on several other automakers in the world's major EV markets. The rate of transition to electric drivetrains varies across automakers with several of them recently withdrawing their prior targets related to electrification, whereas others are fully committed to their prior electrification plans.
To support rising battery demand for EV and stationary storage applications in the future, cell manufacturers, cathode producers and lithium chemicals producers are adding capacity in different geographies and at different rates. The customer qualification and ramp-up of these cell, cathode, and lithium chemical lines, as well as inventory in the supply chain will in turn determine overall lithium consumption. Upstream battery raw material resource development typically takes longer than capacity additions in midstream and downstream parts of the supply chain. All of these variables may continue to add volatility and uncertainty to the overall EV and battery supply chains that may impact our business. This could cause delays in our customers' demand for our high-performance lithium compounds, adversely impacting our business and growth plans.
The material matters that management is currently monitoring are: the closing of the Rio Tinto Transaction, continued integration activities related to the Allkem Livent Merger, costs and the pace and scope of our ongoing expansion projects and those that we decide to pause; political and economic developments in Argentina, the United States, England and other places where we do business (especially the November elections in the United States, and any resulting government policy changes); the supply and demand balance of battery-grade and total lithium compounds in the global marketplace; lithium market prices and the impact currently lower market prices may have on earnings and investment opportunities; our marginal costs of production; inflation, interest rates and fluctuating foreign currency exchange rates, and the negative impact they may have on our operations, customers (and their attempts at vertical integration and/or preferences for suppliers) and key end markets such as electric vehicles; global supply chain and logistics issues, and our ability to deliver products and receive key inputs; the impact of the IRA on the Company and customer demand; global energy supply concerns and prices; the potential economic and geopolitical consequences of various global conflicts; the pricing, economic demand and geopolitical impact of tariffs in the United States, Europe and elsewhere on EVs and other products; the effects of climate change, including climate events such as wildfires, droughts and rain near or impacting our operations, insurance premiums, and ESG compliance costs and reporting requirements; community relations near our operations; and, the potential for cybersecurity breaches.

2024 Business Outlook
For the combined business, we expect increased volumes sold versus the prior year, excluding Mt. Cattlin, driven by the ramp up of new production capacity in the second half of the year. This results in higher lithium carbonate and lithium hydroxide sales, which is offset by lower spodumene concentrate sales due to reduced production at Mt. Cattlin in 2024. Our outlook for the remainder of 2024 depends to a significant extent on the market prices of our lithium products, which declined substantially in the fourth quarter of 2023, remain below the full 2023 fiscal year average and have declined further recently. This uncertainty is reduced in part by pricing mechanisms on a portion of our existing volumes under commercial agreements. We also expect increased costs versus the prior year, with higher costs from the ramping up of new production units offset by synergy and cost saving initiatives.

The following Management Discussion and Analysis includes the results of predecessor Livent’s operations for three and nine months ended September 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024			2023 (1)	2024			2023 (1)
	Livent	Allkem	Arcadium		Livent	Allkem	Arcadium
(in Millions)	(unaudited)
Revenue	$146.5	$56.6	$203.1	$211.4	$475.9	$242.9	$718.8	$700.7
Cost of sales	87.2	59.7	146.9	83.6	273.3	202.5	475.8	258.4
Gross margin	59.3	(3.1)	56.2	127.8	202.6	40.4	243.0	442.3
Impairment charges	—	51.7	51.7	—	—	51.7	51.7
Selling, general and administrative expenses	22.1	17.6	39.7	13.2	59.7	35.4	95.1	47.1
Research and development expenses	1.0	0.2	1.2	1.3	3.2	0.6	3.8	3.3
Restructuring and other charges	4.7	5.0	9.7	8.7	79.8	31.6	111.4	35.0
Total costs and expenses	115.0	134.2	249.2	106.8	416.0	321.8	737.8	343.8
Income/(loss) from operations before equity in net loss of unconsolidated affiliate, interest income, net, loss on debt extinguishment and other gains	31.5	(77.6)	(46.1)	104.6	59.9	(78.9)	(19.0)	356.9
Equity in net loss of unconsolidated affiliate	—	5.9	5.9	6.7	—	5.9	5.9	22.0
Interest expense/(income), net	1.0	0.5	1.5	—	2.4	(21.2)	(18.8)	—
Loss on debt extinguishment	—	—	—	—	0.2	0.9	1.1	—
Other (gains)/losses	(5.4)	(39.4)	(44.8)	1.2	(29.9)	(172.1)	(202.0)	(5.3)
Income/(loss) from operations before income taxes	35.9	(44.6)	(8.7)	96.7	87.2	107.6	194.8	340.2
Income tax (benefit)/expense			(33.4)	9.3			55.7	47.8
Net income			24.7	87.4			139.1	292.4
Net income attributable to noncontrolling interests			8.6	—			21.7	—
Net income attributable to Arcadium Lithium plc			$16.1	$87.4			$117.4	$292.4
_____________________
1.Represents the results of predecessor Livent’s operations for three and nine months ended September 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
In addition to net income attributable to Arcadium Lithium plc, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income attributable to Arcadium Lithium plc plus noncontrolling interests, interest expense/(income), net, income tax (benefit)/expense, and depreciation and amortization; and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses/(gains), impairment charges, restructuring and other charges, Allkem Livent Merger inventory-related step-up, nonrecurring Blue Chip Swap gains and other losses/(gains). Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of its underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income attributable to Arcadium Lithium plc.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024			2023 (1)	2024			2023 (1)
	Livent	Allkem	Arcadium		Livent	Allkem	Arcadium
(in Millions)	(unaudited)
Income/(loss) from operations before income taxes	$35.9	$(44.6)	$(8.7)	$96.7	$87.2	$107.6	$194.8	$340.2
Add back:
Interest expense/(income), net	0.9	0.6	1.5	—	2.3	(21.1)	(18.8)	—
Depreciation and amortization	16.1	10.2	26.3	7.7	39.6	28.2	67.8	21.5
EBITDA (Non-GAAP)	52.9	(33.8)	19.1	104.4	129.1	114.7	243.8	361.7
Add back:
Argentina remeasurement losses/(gains) (a)	5.2	(35.3)	(30.1)	11.6	0.8	(127.1)	(126.3)	20.5
Impairment charges (b)	—	51.7	51.7	—	—	51.7	51.7	—
Restructuring and other charges (c)	4.7	5.0	9.7	8.7	79.8	31.6	111.4	35.0
Loss on debt extinguishment (d)	—	—	—	—	0.2	0.9	1.1	—
Inventory step-up, Allkem Livent Merger (e)	—	0.5	0.5	—	—	21.0	21.0	—
Other losses/(gains) (f)	2.5	(1.5)	1.0	5.0	6.0	(12.4)	(6.4)	15.8
Subtract:				—		.
Blue Chip Swap gain (g)	(8.7)	—	(8.7)	(10.0)	(26.5)	(18.7)	(45.2)	(21.4)
Argentina interest income (h)	(0.3)	—	(0.3)	—	(0.3)	—	(0.3)	—
Adjusted EBITDA (Non-GAAP)	$56.3	$(13.4)	$42.9	$119.7	$189.1	$61.7	$250.8	$411.6
___________________
1.Represents the results of predecessor Livent’s operations for three and nine months ended September 30, 2023 and as of December 31, 2023, which do not include the financial position or operations of Allkem.
a.Represents impact of currency fluctuations primarily on deferred income tax assets and liabilities. Also includes impact of currency fluctuations on other tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as foreign currency devaluations. The remeasurement losses/(gains) are included within Other (gains)/losses in our condensed consolidated statements of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
b.In the third quarter of 2024, the Company's plan to place its Mt Cattlin spodumene operation in Western Australia into care and maintenance resulted in a non-cash charge of $51.7 million for the three and nine months ended September 30, 2024, and was recorded to Impairment charges in the condensed consolidated statement of operations (see Note 10 for more information). The impairment charges are excluded from our calculation of Adjusted EBITDA because the charges are nonrecurring.
c.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. The three months ended September 30, 2024 and 2023 include costs related to the Allkem Livent Merger of $12.2 million and $13.6 million, respectively. The nine months ended September 30, 2024 and 2023 include costs related to the Allkem Livent Merger of $99.0 million and $32.3 million, respectively. The nine months ended September 30, 2024 and 2023 includes severance-related costs of $14.7 million and $2.4 million, respectively (see Note 11 for more information).
d.The nine months ended September 30, 2024 includes a $0.9 million prepayment fee incurred when the Sal de Vida Project Financing Facility was repaid in its entirety by SDJ on May 30, 2024 and $0.2 million for the partial write-off of deferred financing costs for amendments to the Revolving Credit Facility. The debt extinguishment losses are excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
e.Relates to the step-up in inventory recorded for Allkem Livent Merger for the nine months ended September 30, 2024 as a result of purchase accounting, excluded from Adjusted EBITDA as the step-up is considered a one-time, non-recurring cost.
f.The three and nine months ended September 30, 2024 primarily represents foreign currency remeasurement gains related to U.S. dollar-denominated cash balances temporarily held at a foreign currency-functional subsidiary. The three and nine months ended September 30, 2023, prior to consolidation of Nemaska Lithium Inc. ("NLI") on October 18, 2023, represents our 50% ownership interest in costs incurred for certain project-related costs to align NLI's reported results with Arcadium's capitalization policies and interest expense incurred by NLI, all included in Equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations. The Company consolidates NLI on a one-quarter lag basis and prior to October 18, 2023, accounted for its equity method investment in NLI on a one-quarter lag basis (see Note 9 for more information).
g.Represents non-recurring gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the divergence of Argentina's Blue Chip Swap market exchange rate from the official rate.
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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenue
Revenue of $203.1 million for the three months ended September 30, 2024 (the "2024 Quarter") decreased by approximately 4%, or $8.3 million, compared to $211.4 million for the three months ended September 30, 2023 (the "2023 Quarter") primarily due to lower volumes of lithium hydroxide of $10.6 million as well as lower pricing across all legacy Livent products of $54.3 million, partially offset by revenues contributed by Allkem post-merger of $56.6 million.
Gross margin
Gross margin of $56.2 million for the 2024 Quarter decreased by $71.6 million, or approximately 56.0%, versus $127.8 million for the 2023 Quarter. The decrease in gross margin was primarily due to the impact of lower pricing across all legacy Livent products of $54.3 million and higher operating costs of $11.5 million as well as lower volumes of $2.8 million primarily driven by lithium hydroxide and the impact from Allkem post-merger gross margin loss of $3.1 million.
Impairment charges
Impairment charges of $51.7 million for the 2024 Quarter were due to the impairment of long-lived assets resulting from the plan by the Company to place the Mt Cattlin spodumene operation into care and maintenance by the end of the first half of 2025 after it completes Stage 3 mining and ore processing. See Note 10 for details. No impairment charges were recorded in the 2023 Quarter.
Selling, general and administrative expenses
Selling, general and administrative expenses of $39.7 million for the 2024 Quarter increased by $26.5 million, or approximately 201% versus $13.2 million for the 2023 Quarter. The increase in selling, general and administrative expenses was primarily due to Allkem post merger costs of $17.6 million as well as $4.9 million related to consolidation of Nemaska Lithium on a one-quarter lag basis in the 2024 Quarter.
Restructuring and other charges
Restructuring and other charges of $9.7 million for the 2024 Quarter increased by $1.0 million versus $8.7 million for the 2023 Quarter. Restructuring and other charges for the 2024 Quarter primarily consisted of $12.2 million of costs related to the Allkem Livent Merger, and $0.6 million severance-related charges. 2023 Quarter Restructuring and other charges consisted primarily of costs related to the Allkem Livent Merger of $13.6 million and the Bessemer City plant fire insurance recovery gain of $5.0 million (see Note 11 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $5.9 million for the 2024 Quarter arises out of our economic interest in TLC, which operates the Naraha plant and is accounted for as an equity method investment. Equity in net loss of unconsolidated affiliate of $6.7 million for the 2023 Quarter arises out of our ownership interest in the Nemaska Lithium Project, which is 50% and was accounted for as an equity method investment for the 2023 Quarter representing Arcadium's 50% share of project-related costs incurred by the Nemaska Lithium Project for continuing construction of the lithium hydroxide conversion plant in Bécancour, Québec (see Note 9 for details). Nemaska Lithium was consolidated on a one-quarter lag basis for the 2024 Quarter.
Income tax (benefit)/expense
The increase in income tax benefit to $33.4 million for the 2024 Quarter resulting in an effective tax rate of 383.9% compared to the income tax expense of $9.3 million resulting in an effective tax rate of 9.6% for the 2023 Quarter, was primarily due to a decrease in pretax income from operations. Additionally, a tax benefit of $15.5 million was recorded on the impairment charge for the Mt. Cattlin spodumene operation in the 2024 Quarter. See Note 10 for details. The income tax benefit recorded due to fluctuations in foreign currency impacts in Argentina was similar for the 2024 Quarter and the 2023 Quarter. A benefit of $11.1 million was recorded for the 2024 Quarter, compared to $11.5 million for the 2023 Quarter.
Net income
Net income of $24.7 million for the 2024 Quarter decreased $62.7 million, or approximately 71.7%, versus $87.4 million for the 2023 Quarter. The decrease was primarily due to lower gross margin of $71.6 million, impairment charges in the 2024 Quarter of $51.7 million and higher selling general and administrative expenses of $26.5 million, partially offset primarily by foreign currency remeasurement gains, gains from our sale of Argentina Sovereign U.S. dollar-denominated bonds, and an income tax benefit in the 2024 Quarter.

Adjusted EBITDA
Adjusted EBITDA of $42.9 million for the three months ended September 30, 2024 decreased by $76.7 million, compared to $119.7 million for the three months ended September 30, 2023, primarily due to the impact of lower pricing across all legacy Livent products of $54.3 million and higher operating costs of $3.1 million excluding depreciation as well as lower volumes of $2.8 million primarily driven by lithium hydroxide and the impact from Allkem post-merger loss of $14.0 million.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenue
Revenue of $718.8 million for the nine months ended September 30, 2024 (the "2024 YTD") increased by approximately 2.6%, or $18.1 million, compared to $700.7 million for the nine months ended September 30, 2023 (the "2023 YTD") primarily due to revenues contributed by Allkem post-merger of $242.9 million, partially offset by lower pricing across all legacy Livent products of $213.1 million and lower volumes of $11.7 million primarily driven by lithium hydroxide volumes.
Gross margin
Gross margin of $243.0 million for the 2024 YTD decreased by $199.3 million, or approximately 45%, versus $442.3 million for the 2023 YTD. The decrease in gross margin was primarily due to the impact of lower pricing across all legacy Livent products of $213.1 million as well as higher operating costs of $33.1 million, partially offset by volumes mix of $6.4 million and impact from Allkem post-merger of $40.4 million.
Impairment charges
Impairment charges of $51.7 million for the 2024 YTD were due to the impairment of long-lived assets resulting from the plan by the Company to place the Mt Cattlin spodumene operation into care and maintenance by the end of the first half of 2025 after it completes Stage 3 mining and ore processing. See Note 10 for details. No impairment charges were recorded in the 2023 YTD.
Selling, general and administrative expenses
Selling, general and administrative expenses of $95.1 million for the 2024 YTD increased by $48.0 million, or approximately 101.9% versus $47.1 million for the 2023 YTD. The increase in selling, general and administrative expenses was primarily due to impact from Allkem post-merger of $35.4 million and $13.2 million related to consolidation of Nemaska Lithium on a one-quarter lag basis in the 2024 Quarter.
Restructuring and other charges
Restructuring and other charges of $111.4 million for the 2024 YTD increased by $76.4 million versus $35.0 million for the 2023 YTD. Restructuring and other charges for the 2024 YTD primarily consisted of $99.0 million of costs related to the Allkem Livent Merger, and $14.7 million severance related charges. 2023 YTD Restructuring and other charges consisted primarily of costs related to the Allkem Livent Merger of $32.3 million and the Bessemer City plant fire insurance recovery gain of $5.0 million (see Note 11 for details).
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliate of $5.9 million for the 2024 YTD arises out of our economic interest in TLC, which operates the Naraha plant and is accounted for as an equity method investment. Equity in net loss of unconsolidated affiliate of $22.0 million for the 2023 YTD arises out of our ownership interest in the Nemaska Lithium Project, which is 50% and was accounted for as an equity method investment for the 2023 YTD, representing Arcadium's 50% share of project-related costs incurred by the Nemaska Lithium Project for continuing construction of the lithium hydroxide conversion plant in Bécancour, Québec (see Note 9 for details). Nemaska Lithium was consolidated on a one-quarter lag basis for the 2024 YTD.
Income tax expense
The income tax expense for the 2024 YTD is $55.7 million resulting in an effective tax rate of 28.6%, compared to the income tax expense of $47.8 million resulting in an effective tax rate of 14.1% for the 2023 YTD. The income tax expense increased for the 2024 YTD due to an increase in fluctuations in foreign currency impacts in Argentina of $113.4 million and $(12.0) million for the 2024 YTD and 2023 YTD, respectively. In addition, the increase in income tax expense is due to changes in forecasted jurisdictional mix of earnings where the statutory rate differs from the U.S. federal statutory rate. The increase in income tax expense was offset by the impact of the decrease in income from operations, along with changes in valuation allowance on the net deferred tax assets in Argentina of $(77.2) million, primarily relating to the fluctuations in foreign currency impacts in Argentina. Additionally, a tax benefit of $15.5 million was recorded on the impairment charge for the Mt. Cattlin spodumene operation in the 2024 YTD. See Note 10 for details.
Net income
Net income of $139.1 million for the 2024 YTD decreased $153.3 million, or approximately 52%, versus $292.4 million for the 2023 YTD. The decrease was primarily due to lower gross margin of $199.3 million, higher Restructuring and other charges of $76.4 million and higher selling general and administrative expenses of $48.0 million, partially offset by foreign currency remeasurement gains and gain from our sale of Argentina Sovereign U.S. dollar-denominated bonds, interest income, net in the 2024 YTD and $22.0 million equity in net loss of unconsolidated affiliate in the 2023 YTD compared to $5.9 million in the 2024 YTD.
Adjusted EBITDA
Adjusted EBITDA of $250.8 million for the nine months ended September 30, 2024 decreased $160.7 million, compared to $411.6 million for the nine months ended September 30, 2023, primarily due to lower revenues due to lower pricing of $213.1 million across all legacy Livent products and higher cost of $15.2 million excluding depreciation, partially offset by favorable volumes mix of $6.4 million and the impact from Allkem post-merger contribution of $61.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. Our primary sources of cash are currently generated from operations and borrowings under our Revolving Credit Facility. Pursuant to the Rio Tinto Transaction Agreement, while the Rio Tinto Transaction is pending, we are restricted or prohibited from certain non-ordinary course capital expenditures without the consent of Rio Tinto. Additionally, during that same time, we are subject to various restrictions under the Rio Tinto Transaction Agreement on raising additional capital, issuing additional equity or debt, and pursuing certain activities that could use significant amounts of our liquidity, including assuming or incurring additional debt, repurchasing equity, and entering into certain acquisition and disposition transactions, among other restrictions without the consent of Rio Tinto, which is not to be unreasonably withheld. We are permitted to continue to borrow under our Revolving Credit Facility, under existing project financing arrangements, and in connection with letters of credit entered into in the ordinary course of business. Rio Tinto has agreed to cooperate with the Company to facilitate any necessary or appropriate actions and arrangements with respect to the Company's indebtedness in anticipation of the Rio Tinto Transaction, including potentially providing new financing or otherwise.
Arcadium's cash and cash equivalents as of September 30, 2024 and December 31, 2023, were $137.9 million and $237.6 million, respectively. The balance as of December 31, 2023 represents only predecessor Livent cash and cash equivalents. Of the cash and cash equivalents balance as of September 30, 2024, $126.2 million were held by our foreign subsidiaries, including $84.6 million at partially-owned subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries that are considered permanently reinvested. For those earnings that are not considered permanently reinvested, we have recorded the associated tax expense related to the repatriation of those earnings, where appropriate. See Note 11, Part II, Item 8 of our 2023 Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash (used in)/provided by operating activities was $(158.9) million and $261.8 million for the 2024 YTD and 2023 YTD, respectively.
The decrease from cash used in operating activities for the 2024 YTD as compared to the cash provided by operating activities for the 2023 YTD was primarily driven by a decrease in net income, an increase in inventories and an increase in cash tax payments for income taxes, net of refunds.
Cash used in investing activities was $129.8 million and $315.5 million for the 2024 YTD and 2023 YTD, respectively.
The decrease in cash used in investing activities for the 2024 YTD compared to the 2023 YTD is primarily due to the $682 million cash acquired in the Allkem Livent Merger and $64.9 million in net cash proceeds from the Blue Chip Swap trades in 2024 YTD compared to $21.4 million for the 2023 YTD, partially offset by an increase in capital expenditures due to the consolidation of Nemaska Lithium and increased spend on expansion projects due to the Allkem Livent Merger in the 2024 YTD.
Cash provided by/(used in) financing activities was $203.1 million and $(21.5) million for the 2024 YTD and 2023 YTD, respectively.
The increase from cash provided by financing activities for the 2024 YTD compared to cash used in financing activities for the 2023 YTD is primarily due to the receipt of a customer prepayment of $150 million related to the Nemaska customer supply agreement (see Note 9 for details), an increase in net proceeds from the Company's Revolving Credit Facility of $99 million in 2024 YTD and cash contributions of $39.1 million from the noncontrolling interest in Nemaska Lithium, on a one-quarter lag, in 2024 YTD (see Note 9 for details), partially offset by $83.2 million for repayment of the SDV Project Financing Facility in its entirety and partial repayment of the Olaroz Plant Project Loan Facility in 2024 YTD and the net impact of a $21.7 million payment of deposit to Argentina Customs Authorities in 2023 YTD.
Other potential liquidity needs
We plan to meet our liquidity needs, including those related to the consummation of the Rio Tinto Transaction, through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential financing strategies that may be available to us. Broadly, we are attempting to have our expansion activities be supported by the cash generated from our operations over time, although this may not be possible in the short-term, particularly in light of current lithium pricing. We have decided to reduce our capital spending plan to better align it with our anticipated cash generation. See "Capital spending and capacity expansions" for additional detail. As of September 30, 2024, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, is $380.3 million, including letters of credit utilization.

We repaid the $9.1 million outstanding principal balance on Stage 1 of the Olaroz Plan Project Loan Facility in its entirety in the third quarter of 2024. We repaid the $47.0 million outstanding principal balance of the SDV Project Financing Facility in the second quarter of 2024.
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

	September 30, 2024	December 31, 2023 (1)
(in Millions)	(unaudited) (1)
Arcadium Lithium Cash and cash equivalents (GAAP)	$137.9	$237.6
Allkem Cash and cash equivalents	—	681.4
Add:
Restricted cash in Other non-current assets:
Project Loan Facility guarantee - Stage 2 of Olaroz Plant (SDJ)	18.1	24.6
Project Financing Facility guarantee - Sal de Vida (SDV) (2)	—	32.5
Other	5.2	5.0
Less:
Nemaska Lithium Cash and cash equivalents as of June 30, 2024 and October 18, 2023, respectively, consolidated by Arcadium on a one-quarter lag	(42.0)	(133.5)
Arcadium Lithium, excluding Nemaska Lithium	119.2	847.6
Nemaska Lithium Cash and cash equivalents not on a one-quarter lag (3)	12.2	44.2
Adjusted cash and deposits (Non-GAAP) (4)	$131.4	$891.8
______________
1.This unaudited information of the combined company as of December 31, 2023 is for illustrative purposes and was derived from the historical consolidated financial information of Livent, Allkem and Nemaska Lithium.
2.On May 30, 2024, SDV paid the outstanding principal balance of $47.0 million, a prepayment fee of $0.9 million and accrued interest and commitment fees of $1.3 million to repay the Project Financing Facility in its entirety.
3.The presentation reflects NLI's actual balance at that date, not on a one-quarter lag. This differs from Nemaska Lithium cash and cash equivalents included in Arcadium Lithium's condensed consolidated balance sheet as of September 30, 2024 of $42 million, representing NLI's balance as of June 30, 2024 as we consolidate NLI on a one-quarter lag. In the third quarter of 2024, the Company contributed cash of $43.9 million to Nemaska Lithium which, due to one-quarter lag reporting, is not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. IQ contemporaneously made an equal contribution in the third quarter of 2024 which, due to one-quarter lag reporting, is not recorded in our consolidation of Nemaska. See Note 9 for details. On March 28, 2024, Nemaska Lithium received cash of $150 million related to a second advance payment in connection with a customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031.
4.$124.6 million and $176.9 million is required to be reserved or restricted at September 30, 2024 and December 31, 2023, respectively, to provide collateral or cash backing for guarantees primarily on Allkem debt facilities, including $23.3 million and $62.1 million at September 30, 2024 and December 31, 2023, respectively, in Other non-current assets in our condensed consolidated balance sheet. See Note 15 for details.
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
Arcadium's significant commitments assumed on the Acquisition Date related to the Allkem Livent Merger include payments of $1.3 million for the remainder of 2024 and $0.9 million for each of the years 2025 through 2028 for exploration and payments of $4.9 million, $13.0 million, $12.6 million and $5.8 million for raw materials and other operating contracts in the ordinary course of business for the remainder of 2024, 2025, 2026 and 2027, respectively.
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
Impairments and valuation of long-lived assets and equity method investments
Our long-lived assets primarily include property, plant and equipment and intangible assets. We periodically evaluate whether events or circumstances ("triggering events") indicate that the net book value of our property, plant and equipment may not be recoverable. In addition, we periodically evaluate if facts and circumstances indicate that a decrease in value of our equity method investments has occurred that is other than temporary. We exercise significant judgment in performing these evaluations, considering factors such as general market outlooks, company-specific historical results as well as future forecasts for production, operating income and cash flows.
In the third quarter of 2024, as a result of the plan to place Mt Cattlin spodumene operations into care and maintenance, the Company determined that there were indicators of impairment and upon evaluation using the income approach, the Company determined the undiscounted cash flows of Mt Cattlin's assets were not greater than their carrying value, resulting in a non-cash charge of $51.7 million for the three months ended September 30, 2024, recorded to Impairment charges in the condensed consolidated statement of operations. See Note 10 for details.
Goodwill
We account for goodwill acquired in a business combination in conformity with current accounting guidance, which requires goodwill not be amortized.
Under that guidance, goodwill is tested for impairment by comparing the estimated fair value of reporting units to the related carrying value. Reporting units are either operating business segment or one level below operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. Judgment is required to determine reporting units. In applying the goodwill impairment test, a qualitative test ("Step 0") is initially performed, where qualitative factors are first assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors it is "more-likely-than-not" that the fair value of the reporting unit is less than the carrying value, a quantitative test ("Step 1") is performed. During Step 1, the fair value is estimated using a discounted cash flow model. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. The Company tests its recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.

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
As of September 30, 2024, our net derivative financial instrument position was a net asset of $0.4 million. In the first half of 2024, we placed foreign currency hedges for 2024 projected exposure.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10% change in the foreign currency exchange rates from their levels as of September 30, 2024 with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net asset position on condensed consolidated balance sheets	Net liability position with 10% strengthening	Net asset position with 10% weakening
Net asset/(liability) position as of September 30, 2024	$0.4	$(0.7)	$1.3
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2024, we had no material interest rate swap agreements.
Our debt portfolio as of September 30, 2024 is composed of fixed-rate and variable-rate debt, consisting of borrowings under our 2025 Notes, Revolving Credit Facility and two project level debt facilities and eleven affiliate loans assumed in the Allkem Livent Merger. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of September 30, 2024, we had $99.0 million in outstanding balances under the Revolving Credit Facility.
Based on the variable-rate debt in our debt portfolio at September 30, 2024, a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.3 million for the nine months ended September 30, 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2023 Annual Report on Form 10-K, which is available at www.sec.gov and on our website at www.arcadiumlithium.com. Other than the risk factors set forth below, we do not believe that there have been material changes in the risk factors set forth in our 2023 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.
Risks Relating to the Rio Tinto Transaction:
The completion of the Rio Tinto Transaction contemplated by the Rio Tinto Transaction Agreement is subject to a number of conditions, and the Rio Tinto Transaction Agreement may be terminated in accordance with its terms. As a result, the timing surrounding the closing of the Rio Tinto Transaction is uncertain and there is a risk that the Rio Tinto Transaction may not be completed.
On October 9, 2024, we entered into the Rio Tinto Transaction Agreement with Rio Tinto. The Rio Tinto Transaction Agreement provides that pursuant to the Scheme under the Companies (Jersey) Law 1991, at the effective time, all of our ordinary shares, par value $1.00 per share (the "Company Shares"), including the Company Shares represented by CHESS depositary interests issued by us and listed on the securities exchange operated by ASX Limited, then outstanding will be transferred from our shareholders to Buyer (or an affiliate of Buyer designated by Buyer in accordance with the terms of the Scheme) in exchange for the right to receive an amount in cash, without interest, equal to $5.85 per Company Share.
The completion of the Rio Tinto Transaction is subject to the satisfaction or waiver of a number of conditions as set forth in the Rio Tinto Transaction Agreement, including, among others: the approval of the Scheme by the our shareholders; all applicable governmental consents under specified antitrust and investment screening laws having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as applicable); no governmental entity of a competent jurisdiction having issued any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Rio Tinto Transaction and no governmental entity having jurisdiction over any party having adopted any law that is in effect and makes consummation of the Rio Tinto Transaction illegal or otherwise prohibited; the representations and warranties of each of the Company and Parent being true and correct to the extent required by, and subject to the applicable materiality standards set forth in, the Rio Tinto Transaction Agreement; each of the Company, Parent and Buyer having in all material respects performed the obligations and complied with the covenants required to be performed or complied with by it under the Rio Tinto Transaction Agreement; and there having been no material adverse effect (as defined in the Rio Tinto Transaction Agreement). The timing surrounding whether these conditions will be satisfied or waived, if at all, is uncertain. Additionally, other events could intervene to delay or result in the failure to close the Rio Tinto Transaction.
If the Rio Tinto Transaction has not closed by October 9, 2025 (subject to extension until April 9, 2026 in order to obtain antitrust or investment screening law or other regulatory approvals), either we or Parent may choose to terminate the Rio Tinto Transaction Agreement. However, this right to terminate the Rio Tinto Transaction Agreement will not be available to us or Parent if such party has materially breached the Rio Tinto Transaction Agreement and the breach is the principal cause of the failure of the closing to have occurred prior to such date. We or Parent may elect to terminate the Rio Tinto Transaction Agreement in certain other circumstances, including if our shareholders fail to approve the Rio Tinto Transaction at the shareholder meeting, and we and Parent can mutually decide to terminate the Rio Tinto Transaction Agreement at any time prior to the closing, before or after the required approval by our shareholders.

The termination of the Rio Tinto Transaction Agreement could negatively impact us and, in certain circumstances, could require us to pay a termination fee to Rio Tinto.

If the Rio Tinto Transaction Agreement is terminated in accordance with its terms and the Rio Tinto Transaction is not completed, our ongoing business may be adversely affected by a variety of factors, including the failure to pursue other beneficial opportunities during the pendency of the Rio Tinto Transaction, the failure to obtain the anticipated benefits of completing the Rio Tinto Transaction, the payment of certain costs relating to the Rio Tinto Transaction and the focus of our management on the Rio Tinto Transaction for an extended period of time rather than on ongoing business matters or other opportunities or issues. Our stock price may fall as a result of any such termination, to the extent that the current price of our shares reflects a market assumption that the Rio Tinto Transaction will be completed (although this is difficult to predict with any certainty). In addition, the failure to complete the Rio Tinto Transaction may result in negative publicity or a negative impression of us in the investment community and may affect our relationship with employees, customers, suppliers, vendors and other partners.
We may be required to pay Rio Tinto a termination fee equal to $200 million if the Rio Tinto Transaction Agreement is terminated under certain circumstances specified in the Rio Tinto Transaction Agreement relating to, among other things, if our board of directors changes its recommendation that our shareholders vote in favor of the Rio Tinto Transaction or if there is an intentional and material breach of certain provisions of the Rio Tinto Transaction Agreement by us. Further, we will also be required to pay Rio Tinto the $200 million termination fee if the Rio Tinto Transaction Agreement is terminated under certain circumstances specified in the Rio Tinto Transaction Agreement after we receive a competing transaction proposal, and, within 12 months after the date of termination, we enter into a definitive agreement with respect to, or consummate, a change of control transaction with any party. If the Rio Tinto Transaction Agreement is terminated and we determine to seek another business combination or strategic opportunity, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Rio Tinto Transaction.
The pendency of the Rio Tinto Transaction could adversely affect our business, results of operations, and financial condition.
The pendency of the Rio Tinto Transaction could cause disruptions in and create uncertainty surrounding our business, including by affecting our relationships with our existing and future customers, suppliers, vendors, partners, and employees, and our standing with local communities, regulators, and other government officials. This could have an adverse effect on our business, results of operations and financial condition, as well as the market price of our shares, regardless of whether the Rio Tinto Transaction is completed. In particular, we could potentially lose important personnel who decide to pursue other opportunities as a result of the Rio Tinto Transaction. Any adverse effect could be exacerbated by a prolonged delay in completing the Rio Tinto Transaction. We could also potentially lose customers, suppliers or vendors, existing customers, suppliers or vendors may seek to change their existing business relationships or renegotiate their contracts with us or defer decisions concerning us and potential customers, suppliers, or vendors could defer entering into contracts with us, each as a result of uncertainty relating to the Rio Tinto Transaction. In addition, in an effort to complete the Rio Tinto Transaction, we have expended, and will continue to expend, significant management resources on matters relating to the Rio Tinto Transaction, which are being diverted from our day-to-day operations, and significant demands are being, and will continue to be, placed on our managerial, operational and financial personnel and systems in connection with efforts to complete the Rio Tinto Transaction.
While the Rio Tinto Transaction Agreement is in effect, we are subject to restrictions on our conduct and business activities, which could adversely affect our business, financial results, financial condition or share price.
Under the Rio Tinto Transaction Agreement, we are subject to a range of restrictions on the conduct of our business and generally must operate our business in the ordinary course of business consistent with past practice prior to completing the Rio Tinto Transaction. These restrictions may constrain our ability to pursue certain business strategies. The restrictions may also prevent us from pursuing otherwise attractive business opportunities, making acquisitions and investments or making other changes to our business prior to the completion of the Rio Tinto Transaction or the termination of the Rio Tinto Transaction Agreement. Any such lost opportunities may reduce our competitiveness or efficiency and could lead to an adverse effect on our business, financial results, financial condition or our share price.
The Rio Tinto Transaction Agreement contains restrictions on our ability to pursue alternatives to the Rio Titno Transaction, which may limit the value that our shareholders could receive from a transaction.
The Rio Tinto Transaction Agreement generally prohibits us, subject to certain exceptions, from initiating, soliciting, knowingly encouraging or otherwise knowingly facilitating any inquiries or the making of any contract, proposal, offer or indication of interest that constitute or would reasonably be expected to lead to any competing transaction proposal.

Further, subject to limited exceptions and consistent with applicable law, the Rio Tinto Transaction Agreement probits our board of directors from changing, withholding, withdrawing, qualifying or modifying, in a manner adverse to the Parent, its recommendation that our shareholders approve the Rio Tinto Transaction and, in specified circumstances, the Parent and Buyer have a right to negotiate with us in order to match any competing transaction proposal that may be made. Although our board of directors is permitted to take certain actions in response to a superior transaction proposal or a competing transaction proposal that would reasonably be expected to result in a superior transaction proposal if it determines that the failure to do so would likely breach its statutory and fiduciary duties under applicable law, in specified situations, we may still be required to pay Rio Tinto a termination fee of $200 million. These provisions may limit our ability to pursue offers from third parties that could result in greater value to our shareholders than they would receive in the Rio Tinto Transaction. The $200 million termination fee may also discourage third parties from pursuing an acquisition proposal with respect to us.
There may be shareholder class actions or derivative actions, which could result in substantial costs and may delay or prevent the Rio Tinto Transaction from being completed.
Shareholder class action lawsuits or derivative lawsuits are often brought against companies that have entered into transaction agreements. Such litigation can be costly and time consuming and can create uncertainty. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Rio Tinto Transaction, then that injunction may delay or prevent the Rio Tinto Transaction from being completed.
One of the conditions to consummating the Rio Tinto Transaction is that no governmental entity has enacted any law or issued any order restraining, enjoining or otherwise prohibiting the consummation of the Rio Tinto Transaction. Consequently, if a party secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting our, Parent’s or Buyer’s ability to complete the Rio Tinto Transaction on the terms contemplated by the Rio Tinto Transaction Agreement, then such law or injunctive or other relief may prevent consummation of the Rio Tinto Transaction in a timely manner or at all. These lawsuits also have the potential to negatively impact our reputation.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Ordinary Shares
There were no repurchases of Arcadium's ordinary shares for the three months ended September 30, 2024. We have no publicly announced share repurchase programs.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4.    MINE SAFETY DISCLOSURES
N/A

ITEM 5.    OTHER INFORMATION
10b-5(1) Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS

*2.1
Transaction Agreement, dated as of October 9, 2024, by and among the Company, Parent and Buyer (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, as filed on October 9, 2024.

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

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
101	Interactive Data File
104	The cover page from Arcadium Lithium plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

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
Date: November 7, 2024