Form 10-K
period 2024-12-31
Arcadium Lithium plc
filed 2025-02-27
CIK 1977303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of voting shares held by non-affiliates of the registrant as of June 30, 2024, the last day of the registrant’s second fiscal quarter, was $3,608,469,742. The market value of voting shares held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date.

Class	February 25, 2025
Ordinary Shares, par value $1.00 per share	1,076,858,925

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of shareholders or on an amendment on Form 10-K/A are incorporated by reference in Part III.

Arcadium Lithium plc
2024 Form 10-K

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Notes	$245.75 million principal amount 4.125% Convertible Senior Notes due 2025
Allkem	Allkem Pty Ltd, a proprietary company limited by shares incorporated in Australia and a wholly owned subsidiary of Arcadium beginning in 2024, previously known as Allkem Limited, a public company limited by shares and converted from a public to a proprietary limited company on March 6, 2024
Allkem Transaction Agreement	Transaction Agreement entered into on May 10, 2023 (as amended on August 2, 2023, November 5, 2023 and December 20, 2023), by and among Livent, Allkem, Arcadium, Merger Sub and Arcadium Lithium Intermediate IRL Limited, a private company limited by shares and incorporated and registered in Ireland, providing for the Allkem Livent Merger
Allkem Livent Merger	The combination of Livent and Allkem in a stock-for-stock transaction pursuant to the Allkem Transaction Agreement. The transaction closed on January 4, 2024.
AOCL	Accumulated other comprehensive loss
Acquisition Date	January 4, 2024, the date the Allkem Livent Merger transaction closed
Arcadium, Arcadium Lithium, the "Company," "we," "us" or "our"	Arcadium Lithium plc, previously known as Allkem Livent plc, a public limited company incorporated under the laws of the Bailiwick of Jersey (originally incorporated as Lightning-A Limited, a private limited company incorporated under the laws of the Bailiwick of Jersey), the registrant
Arcadium Plan	Arcadium Lithium plc Omnibus Incentive Plan
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification, under U.S. GAAP
ASC 842	Accounting Standards Codification Topic 842 - Leases
ASC 321	Accounting Standards Codification Topic 321 - Investments - Equity Securities
ASU	Accounting Standards Update, under U.S. GAAP
bgs	below ground surface
Buyer	Rio Tinto BM Subsidiary Limited, a private limited company incorporated under the laws of England & Wales, a party to the Rio Tinto Transaction Agreement
CCAA	The Companies’ Creditors Arrangement Act
CCAA Court	The Superior Court of Québec where Nemaska Lithium, Nemaska Lithium Inc. and certain affiliates filed for creditor protection in Canada under the CCAA
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CRA	Canada Revenue Agency
CSR	Corporate Social Responsibility
Credit Agreement	As amended, provides for a $500 million senior secured revolving credit facility
E&E	Exploration and evaluation
ETS
BloombergNEF’s Economic Transition Scenario, primarily driven by techno-economic trends and market forces, and assumes no new policies or regulations are enacted that impact the market, the ETS is in line with previous edition of the Long-Term Electric Vehicle Outlook report

ESG	Environmental, social and governance
ESM	ESM ILiAD, LLC, parent of ILiAD Technologies, LLC, both subsidiaries of EnergySource Materials, LLC
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities and Exchange Act of 1934
Exchange Ratio	Pursuant to the Allkem Transaction Agreement, each share of Livent common stock, par value $0.001 per share, was converted into the right to receive 2.406 Arcadium Lithium ordinary shares
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FinCo	Arcadium Lithium Financing IRL DAC, an Irish private company limited by shares that was formed in connection with the Allkem Livent Merger, a wholly owned subsidiary of Arcadium
FMC	FMC Corporation
GDP	Gross domestic product

HCM	Human Capital Management
IFRS	International Financial Reporting Standards
ILiAD	Integrated Lithium Adsorption Desorption
IPO	Initial public offering
IQ	Investissement Québec, a company established by the Government of Québec to favor investment in Québec by Québec-based and international companies
Irish IntermediateCo	Arcadium Lithium Intermediate IRL Limited, an Irish private company limited by shares that was formed in connection with the Allkem Livent Merger, a wholly owned subsidiary of Arcadium
IRA	Inflation Reduction Act of 2022
ISSB	International Sustainability Standards Board, the standard-setting body established in 2021-2022 under the International Financial Reporting Standards Board Foundation
JBNQA	James Bay and Northern Québec Agreement
JEMSE	Jujuy Energia Minera Sociedad del Estado, which owns 8.5% of SDJ
kMT	Thousand metric tons
LCE	Lithium carbonate equivalent
Li2O	Lithium oxide
Livent	Livent Corporation, a Delaware corporation, a wholly owned subsidiary of Arcadium and Arcadium's predecessor
MdA	Minera del Altiplano SA, the local operating subsidiary in Argentina for the Fénix operations
MdA Holdings LLC	MdA Lithium Holdings LLC, a Delaware Limited Liability Company and wholly owned subsidiary of Arcadium, which owns 94.9% of MdA
Merger Sub	Lightning-A Merger Sub, Inc., a Delaware corporation
MT	Metric ton
Naraha Plant	Our lithium hydroxide manufacturing plant in Naraha, Japan, in which we have a 49% ownership interest and 75% economic interest through our investment in TLC, an unconsolidated affiliate accounted for under the equity method of accounting
Nemaska Lithium or NLI	Nemaska Lithium Inc., a non-public lithium company not yet in the production stage domiciled in Québec, Canada
Nemaska Lithium Project
Through our subsidiary, QLP, in which we own a 50% equity interest in NLI, we are developing the Nemaska Lithium Project, which will consist of the Whabouchi Mine and concentrator in the James Bay region of Québec and a lithium hydroxide conversion plant in Bécancour, Québec

NQSP	Arcadium Non-Qualified Savings Plan
Offering
On June 15, 2021, Livent closed on the issuance of 14,950,000 shares of its common stock, par value $0.001 per share, at a public offering price of $17.50 per share, in an underwritten public offering, total net proceeds from the offering were $252.2 million, after deducting underwriters' fees and offering expenses payable by the Livent

Olaroz Plant	Our lithium extraction and manufacturing plant in Jujuy, Argentina, in which we own a 66.5% indirect equity interest through our subsidiaries SDJ Pte and SDJ
OM&M	Operation, maintenance and monitoring of site environmental remediation
Orion	Orion Mine Finance
Parent	Rio Tinto Western Holdings Limited, a private limited company incorporated under the laws of England & Wales, a party to the Rio Tinto Transaction Agreement along with Buyer and Arcadium
ppm	parts per million
PRSU	Performance-based restricted share unit
QC/QA procedures	Quality control and quality assurance procedures
QLP	Québec Lithium Partners (UK) Limited, a wholly owned subsidiary of Arcadium, which owns a 50% equity interest in the Nemaska Lithium Project
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
Rio Tinto Transaction
Acquisition of all of the outstanding ordinary shares of Arcadium (including those represented by CDIs) by Rio Tinto for cash equal to $5.85 per Arcadium ordinary share as provided by the Rio Tinto Transaction Agreement, currently expected to close shortly after the sanction hearing for the Royal Court of Jersey set on March 5, 2025, subject to satisfaction of closing conditions.

Rio Tinto Transaction Agreement	Transaction Agreement entered into on October 9, 2024, by and among Parent, Buyer and Arcadium, providing for the Rio Tinto Transaction
ROU	Right-of-use
RVO	Approval and Vesting Order
RSU	Restricted share unit
SdHM	Salar del Hombre Muerto, in Catamarca Province, Argentina
SDJ Pte	Sales de Jujuy Pte Ltd, Allkem's 72.68% owned subsidiary in Singapore which owns 91.5% of SDJ
SDJ	Sales de Jujuy S.A., Allkem's 66.5% indirectly owned operating subsidiary in Argentina which operates the Olaroz Plant
SDV
Galaxy Lithium (SAL DE VIDA) S.A., Allkem's 100% indirectly owned subsidiary in Argentina which is developing a lithium extraction and manufacturing facility in the Salar del Hombre Muerto, the Sal de Vida Project

SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933
Separation	On October 15, 2018, Livent Corporation completed the IPO and sold 20 million shares of Livent common stock to the public at a price of $17.00 per share
SOFR	Secured Overnight Financing Rate
TCFD	Task Force for Climate-Related Financial Disclosures
TLC	Toyotsu Lithium Corporation
TLP	Toyotsu Lithium Pte Ltd, a subsidiary of TTC with a 27.32% ownership in SDJ Pte
TMA	Tax Matters Agreement
Transaction Agreement	Transaction Agreement entered into on May 10, 2023 (as amended on August 2, 2023, November 5, 2023 and December 20, 2023), by and among Livent, Allkem, Arcadium, Merger Sub and Arcadium Lithium Intermediate IRL Limited, a private company limited by shares and incorporated and registered in Ireland, providing for the Allkem Livent Merger
TSR	Total Shareholder Return
TTC	Toyota Tsusho Corporation
U.S. GAAP	United States Generally Accepted Accounting Principles
VAT	Value-added tax

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
The closing of the Rio Tinto Transaction is subject to customary closing conditions under the Rio Tinto Transaction Agreement, including, among others: the approval of the Scheme by the Company’s shareholders (which has been obtained); all applicable governmental consents under specified antitrust and investment screening laws having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as applicable) (which consents have been obtained and applicable waiting periods expired); no governmental entity of a competent jurisdiction having issued any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Rio Tinto Transaction and no governmental entity having jurisdiction over any party having adopted any law that is in effect and makes consummation of the Rio Tinto Transaction illegal or otherwise prohibited; the representations and warranties of each of the Company and Parent being true and correct to the extent required by, and subject to the applicable materiality standards set forth in, the Rio Tinto Transaction Agreement; each of the Company, Parent and Buyer having in all material respects performed the obligations and complied with the covenants required to be performed or complied with by it under the Rio Tinto Transaction Agreement; and there having been no material adverse effect (as defined in the Rio Tinto Transaction Agreement). The timing surrounding whether these conditions will be satisfied or waived, if at all, is uncertain. Additionally, other events could intervene to delay or result in the failure to close the Rio Tinto Transaction. The Rio Tinto Transaction is currently expected to close shortly after the sanction hearing for the Royal Court of Jersey set on March 5, 2025, subject to satisfaction of the closing conditions.
If the Rio Tinto Transaction has not closed by October 9, 2025 (subject to extension until April 9, 2026 in order to obtain antitrust or investment screening law or other regulatory approvals), either the Company or Parent may choose to terminate the Rio Tinto Transaction Agreement. The Rio Tinto Transaction Agreement provides that, if the Rio Tinto Transaction Agreement is terminated, the Company will pay a $200 million termination fee to Rio Tinto in the case of certain events described in the Rio Tinto Transaction Agreement, including if the Rio Tinto Transaction Agreement is terminated in certain circumstances and the Company enters into an agreement for an alternative transaction within twelve months of such termination. However, this right to terminate the Rio Tinto Transaction Agreement will not be available to the Company or Parent if such party has materially breached the Rio Tinto Transaction Agreement and the breach is the principal cause of the failure of the closing to have occurred prior to such date. The Company or Parent may elect to terminate the Rio Tinto Transaction Agreement in certain other circumstances, and the Company and Parent can mutually decide to terminate the Rio Tinto Transaction Agreement at any time prior to the closing.
The Company expects to incur total transaction costs of approximately $129 million if the Rio Tinto Transaction closes, $23.2 million of which have been expensed and accrued in the Company's consolidated statement of operations and balance sheet for the year ended and as of December 31, 2024, respectively.
The foregoing summary of the Rio Tinto Transaction Agreement and the Rio Tinto Transaction contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Rio Tinto Transaction Agreement, a copy of which is filed as Exhibit 2.5 to this Form 10-K.

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
On January 4, 2024, Arcadium Lithium's shares started trading on the New York Stock Exchange under the trading symbol ALTM.
In this Annual Report on Form 10-K, the results of the Company as of December 31, 2024 and for the year ended December 31, 2024 include the financial position and operations of Allkem. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger, we are presenting the results of predecessor Livent’s operations as of December 31, 2023 and for the years ended December 31, 2023 and 2022, which do not include the financial position or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.
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
General
Arcadium Lithium, whose business is the result of the Allkem Livent Merger, is a leading global lithium chemicals producer with a diversified product offering and business-critical scale, including a presence in three major lithium geographies (i.e., the South American "lithium triangle," Western Australia and Canada) and a lithium deposit base that is among the largest in the world.
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

We have benefited from the integration of Livent’s and Allkem’s complementary skillsets, including conventional brine extraction, direct lithium brine extraction, hard rock mining, chemical processing and production of battery grade and specialty lithium products. These capabilities have assisted Arcadium Lithium in streamlining its existing lithium production processes and optimizing the design of future developments. Through the integration of Livent's and Allkem's operations, Arcadium Lithium has scaled its exposure to upstream and downstream lithium operations, forming a more global and vertically integrated lithium chemicals producer.
We produce lithium compounds for use in applications that have specific and constantly changing performance requirements, including battery-grade lithium hydroxide and battery-grade lithium carbonate for use in high performance lithium-ion batteries. We believe the demand for our compounds will continue to grow as the electrification of transportation accelerates. We expect demand for our lithium hydroxide to increase as the use of high nickel content cathode materials increases in the next generation of battery technology products. Additionally, we expect to benefit from strong lithium iron phosphate cathode demand that predominantly uses lithium carbonate. We also supply butyllithium, which is used in the production of polymers and pharmaceutical products, as well as a range of specialty lithium compounds including high purity lithium metal, which is used in non-rechargeable batteries and in the production of lightweight materials for aerospace applications. It is in these applications that we have established a differentiated position in the market through our ability to consistently produce and deliver performance lithium compounds.
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
Arcadium Lithium has a large and complementary asset footprint with a presence in key lithium regions. We expect that our increased economies of scale and asset base from legacy Livent's and Allkem's geographically adjacent asset portfolios in Argentina and North America will enable us to enhance production and project execution efficiency. Our lithium chemical manufacturing facilities are located in close proximity to key lithium customers, enabling us to deliver our range of lithium performance chemicals to meet the growing demand of those customers.
Expand our Production Capacities
We remain focused on expanding our lithium carbonate and lithium hydroxide capacities and are currently prioritizing the development of Nemaska Lithium and Sal de Vida. In response to recent lithium market conditions, the Company decided to defer or slow down development for some of its expansion projects. The Company still sees a strong long-term growth trajectory for lithium demand and is committed to developing its portfolio of expansion opportunities on a timeline that is supported by the market and its customers.

Nemaska Lithium, in which we currently have a 50% ownership interest, is a fully integrated development project in Québec, Canada with a spodumene mine and concentrator in Whabouchi feeding into a new lithium hydroxide facility in Bécancour. Construction continues to progress. We expect to continue to lend our expertise to Nemaska Lithium, including technical support to progress the project and provide assistance with the development of an appropriate technical and commercial strategy, given our experience in qualifying and selling battery grade lithium products globally.
Additionally, Arcadium Lithium has adjusted the sequencing of its combined 25,000 metric ton lithium carbonate projects at the Salar del Hombre Muerto in Argentina. Rather than execute Fénix Phase 1B and Sal de Vida Stage 1 simultaneously as previously announced, the projects will now be completed sequentially with Sal de Vida Stage 1 expected to be finished first.
As part of the ongoing production start-up at Olaroz Stage 2, a 25,000 metric ton lithium carbonate expansion in Argentina, the Company is evaluating the potential need for further capital in order to address production quality and reliability while scaling to nameplate capacity.
Arcadium Lithium is pausing investment in its 40,000 metric ton lithium carbonate equivalent ("LCE") spodumene Galaxy project in Canada (formerly "James Bay"). The pause in spending is structured to minimize both cost and timing disruption when the project is ultimately resumed.
We will continue to evaluate our butyllithium capacity regionally and add capacity as demand continues to increase. For high purity lithium metal, we are evaluating expansion opportunities, including expansion of lithium chloride as a feedstock, to align with the potential increase in demand for lithium metal as customers develop next generation battery technologies. As part of this strategy, on August 2, 2024, Arcadium announced it acquired the lithium metal division of Li-Metal Corp. The all-cash $11 million USD transaction includes the intellectual property and physical assets related to lithium metal production, including a pilot production facility in Ontario, Canada. Arcadium Lithium uses lithium metal to manufacture specialty products, including high purity lithium metal ("HPM") for primary battery applications and next-generation batteries, and LIOVIX®, a proprietary printable lithium metal formulation. Arcadium Lithium also processes lithium metal into butyllithium, as well as other lithium specialty chemicals used in medicine, agriculture, electronics and other industries.
As a result of the Allkem Livent Merger, the complementary expertise of Livent and Allkem in hard rock mining and conventional and direct lithium extraction-based processes has enabled us to reduce the risks associated with developing our pipeline of advanced and complementary growth projects. Allkem's operating mineral extraction facilities acquired in the Allkem Livent Merger include the Mt Cattlin hard rock facility in Western Australia, the Olaroz brine and lithium carbonate facility in Jujuy, Argentina and an interest in a lithium hydroxide conversion facility in Japan. Allkem's mineral development projects acquired in the Allkem Livent Merger include the Sal de Vida and Cauchari brine and lithium carbonate projects in Catamarca and Jujuy, Argentina, respectively, and the Galaxy hard rock project in Québec, Canada. Further information about our mineral properties may be found under Item 2, Mineral Properties.
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
In 2023, we acquired a minority stake in the parent company of ILiAD Technologies, LLC ("ILiAD Technologies") which is a subsidiary of EnergySource Minerals, LLC, a developer of lithium projects in the Salton Sea Known Geothermal Resource Area in California. ILiAD Technologies will seek to commercialize while continuing to develop its Integrated Lithium Adsorption Desorption ("ILiAD") technology platform.
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
We encourage you to review our historical annual Sustainability Reports (located at www.arcadiumlithium.com/sustainability) for more detailed information regarding our ESG programs and initiatives as well as sustainability goals. Nothing on our website, including Sustainability Reports or sections thereof, shall be deemed incorporated by reference into this Form 10-K.
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
The financial statements contained herein are as of December 31, 2024 and 2023 and for the three years ended December 31, 2024, a period that includes periods prior to the date of the completion of the Allkem Livent Merger. Therefore, the financial statements and other information contained herein as of December 31, 2023 and for the years ended December 31, 2023 and 2022 relate to Livent (our predecessor) prior to giving effect to the Allkem Livent Merger, and therefore do not include the results of Allkem.
Business Overview
Our business, which following the consummation of the Allkem Livent Merger reflects the combined operations of Livent and Allkem, is a leading global lithium chemicals producer with a lithium deposit base that is among the largest in the world.
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
As a vertically integrated lithium producer, we benefit from operating some of the lowest cost lithium mineral deposits in the world that also have a favorable, industry leading sustainability footprint. Legacy Livent has been extracting lithium brine at its operations at the Salar del Hombre Muerto in Argentina for more than 25 years, and has been producing various lithium compounds for approximately 80 years. Our operational history provides us with a deep understanding of the process of extracting lithium compounds from brine safely and sustainably. We have developed proprietary process knowledge that enables us to produce high quality, low impurity lithium carbonate and lithium chloride, and helps us to produce industry leading quality downstream products. We source the majority of our lithium for use in the production of performance lithium compounds from these low cost operations in Argentina. Our operations in Argentina are expandable, giving us the ability to increase our lithium carbonate and lithium chloride production to meet increasing demand. We have the operational flexibility to procure lithium carbonate from third party suppliers as needed, allowing us to better manage our production requirements and produce more end-products for customers. We also have a hard rock mining facility in Australia producing spodumene concentrate.
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
As a result of the Allkem Livent Merger, Arcadium Lithium has enhanced business critical scale, a more resilient supply chain, enhanced operational flexibility and greater capacity to meet customer demand through the complementary and vertically integrated business models of Allkem and Livent, which include hard rock mining, conventional and direct lithium extraction-based processes and lithium carbonate and hydroxide production.
Capacity and Production
The chart below presents a breakdown of Arcadium Lithium's year-end nameplate capacity and production as of and for the years ended, respectively, December 31, 2024, 2023 and 2022 by product type and category presented in product basis metric tons ("MT"):

	2024		2023 (1)		2022 (1)
Product	Capacity	Production	Capacity	Production	Capacity	Production
Lithium Hydroxide (2)	45,000	22,297	30,000	21,252	30,000	21,493
Butyllithium	3,145	1,945	3,145	2,029	3,265	2,520
High Purity Lithium Metal (3)	250	39	250	35	250	88
Lithium Carbonate (4) (5)	70,500	44,115	18,000	17,852	18,000	16,950
Lithium Chloride (4)	9,000	4,541	9,000	4,976	9,000	4,750
Spodumene Concentrate (6) (7)	330,000	158,409	—	—	—	—
____________________
1.Because Arcadium Lithium is the successor company to Livent in the Allkem Livent Merger, we are presenting the nameplate capacity and production of predecessor Livent as of and for the years ended, respectively, December 31, 2023 and 2022, which do not include the capacity and production of Allkem.
2.Current lithium hydroxide capacity converts lithium carbonate to lithium hydroxide. Production includes some re-processed volume that does not require additional lithium carbonate feedstock in the given production year. Excludes 10,000 MT of lithium carbonate to lithium hydroxide capacity at Naraha Plant where Arcadium owns a 75% economic interest.
3.Excludes other specialty product capacities and production.
4.Represents theoretical capacity for lithium carbonate and lithium chloride at Fénix of 28,000 MT and 9,000 MT, respectively. Actual combined production of both products at Fénix is lower and limited by a tradeoff between the two based on our current lithium production process. Combined lithium carbonate and lithium chloride production was approximately 47,600 MT on a lithium carbonate equivalent ("LCE") basis for 2024, approximately 21,500 MT for 2023 and approximately 20,500 MT for 2022, resulting in the total production shown in the chart.
5.Includes Olaroz Stage 1 and Olaroz Stage 2 capacity of 17,500 MT and 25,000 MT, respectively, of lithium carbonate on a 100% basis. Through the Olaroz joint venture, Arcadium owns a 66.5% interest in Olaroz.
6.Production capacity is stated on the basis of metric tons of spodumene concentrate.
7.Spodumene concentrate production amounts shown as metric tons of spodumene at an average lithium oxide ("Li2O") grade of approximately 5.2% to 5.5%.

The charts below detail Arcadium Lithium's 2024 revenues by product, application and geography.

____________________
1.Includes lithium carbonate by-product revenues.
2.Includes low grade spodumene sales and minimal other products.
3.Company internal estimates.
4.Includes spodumene and third-party technical carbonate sales for further processing.

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

Our Performance Compounds

Product Category	End Applications	Our Differentiation
Battery-Grade Lithium Hydroxide	**Electric Vehicles**	▪ One of a few major suppliers for global EV applications ▪ A balanced capacity footprint in China and the U.S.; products from both sites qualified for EV applications; multi-year sales agreements ▪ More than 25 years of experience and partnerships with leading customers across EV and broader battery value chains
Battery-Grade Lithium Carbonate		▪ Ability to sell multiple lithium carbonate grades to customers, including battery grade for a range of energy storage applications, and technical grade into ceramics, glass, and other industrial applications ▪ One of lowest cost producers for lithium carbonate globally ▪ Favorable sustainability profile of our brine and lithium carbonate operations in Argentina
Non-Battery Lithium Hydroxide	**High Performance Greases**	▪ Focused on grease applications where grease performance is critical ▪ Stable customer base with long-standing relationships that are typically measured in decades
Butyllithium	**Polymers** **Pharmaceutical**	▪ High level of technical service including safety, product handling, plant engineering and application know-how ▪ Regional manufacturing facilities to support global customers
High Purity Lithium Metal and Other Specialties	**Primary Battery** **Aerospace**	▪ One of the few producers of high purity lithium metal, and the only fully vertically integrated western producer ▪ Niche high value specialty applications

Other specialties include lithium phosphate, pharmaceutical-grade lithium carbonate and specialty organics. A portion of the lithium carbonate and most of the lithium chloride that we produce today is consumed as feedstock in the process of producing downstream performance lithium compounds. The spodumene we produce today is largely sold to customers for use as feedstock in the process of producing downstream performance lithium compounds.
Allkem Livent Merger - Vertical Integration and Geographic Footprint
As a result of the Allkem Livent Merger, Arcadium Lithium has additional capacity and production capabilities for multiple lithium products. We have stronger vertical integration across the lithium value chain than Livent and Allkem on a standalone basis. Arcadium Lithium now has a broad product offering that is highly scalable across both potential resource and production assets. This enhances operational flexibility and reliability, resulting in lower costs across the lithium value chain. Arcadium Lithium also brings together complementary expertise in hard rock, brine and lithium chemical processing, with proven ability to produce products that are sought after by leading battery manufacturers and EV original equipment manufacturers ("OEMs").

Competition and Industry Overview
We sell our performance lithium compounds worldwide. Most markets for lithium compounds are global, with significant growth occurring in Asia, eventually expected to follow in Europe, and North America. This is being driven primarily by the development and manufacturing of cathode active material for lithium-ion batteries. Cathode material capacity and production is currently concentrated in Asia, particularly China, Japan and Korea. Over the next few years, significant cathode material capacity and production is expected to come online in Europe and North America while capacity and production in China, Japan, Korea also increases. The market for lithium compounds faces barriers to entry, including access to an adequate and stable supply of lithium feedstock, the need to produce sufficient quality and quantity, technical expertise and development lead time. We expect capacity to be added by existing and new producers over time. We believe our lithium brine operations in Argentina, which have a favorable sustainability profile and are considered by the industry to be some of the lowest-cost sources of lithium, provide us with a distinct competitive advantage against current and future entrants. Additionally, as the EV supply chain gradually regionalizes to Europe and North America, our lithium resources in Argentina, downstream capabilities in the U.S. and the potential development of Nemaska Lithium and Galaxy in Canada (See subsection "Mineral Properties" to Item 2 for more information) position us well for partnering with leading automakers for their regional electrification roadmaps.
We compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner and prioritizing safety and sustainability. We also enjoy competitive advantages from our vertically integrated manufacturing approach, low production costs and history of efficient capital deployment. We believe that we are a leading provider of battery-grade lithium hydroxide in EV battery applications and in performance grease applications. We currently have lithium hydroxide capacity in multiple locations globally. We are also the only fully integrated producer of high purity lithium metal in the Western Hemisphere. We believe that we are one of only two global suppliers of butyllithium. Our primary competitors for performance lithium compounds are Albemarle Corporation and Ganfeng Lithium. We are a leading provider of different grades of lithium carbonate for a range of applications.
As a result of the Allkem Livent Merger, our ability to compete globally is enhanced because of our combined asset footprint, experience in upstream operations and downstream capacity.
Growth
According to BloombergNEF's 2024 Long-Term Electric Vehicle Outlook, under the Economic Transition Scenario ("ETS"), EV (battery electric and plug-in hybrid electric passenger vehicles) sales are expected to be approximately 42 million units in 2030, rising to approximately 73 million units in 2040, representing a penetration rate of approximately 45% and 73%, respectively, of all passenger vehicles sold. According to EV Volumes' December 2024 global battery electric and plug-in hybrid electric passenger cars and light commercial vehicles forecast, sales are expected to be approximately 43 million units in 2030, rising to approximately 70 million units in 2035, representing a penetration rate of approximately 45% and 69%, respectively, of all passenger cars and light commercial vehicles sold. Both BloombergNEF, and EV Volumes expect battery electric vehicles to comprise a clear majority of the EV sales mix.
According to EV Volumes, 2024 global light-duty EV (Battery Electric Vehicles and Plug-in Hybrid Electric Vehicles) sales increased approximately 25% vs 2023. Global light-duty EV adoption increased from approximately 17% in 2023 to approximately 20% in 2024; China’s light-duty EV adoption increased from approximately 34% in 2023 to approximately 45% in 2024. The strong EV demand growth in 2024 was driven by automakers' increased product offering, increased consumer awareness and adoption, national and regional governments' announced incentives, subsidies and more stringent fuel economy/carbon dioxide emissions regulations to support electrification efforts. Throughout 2024, numerous automakers announced large investments towards drivetrain electrification and laid out roadmaps for launching a growing number of competitive models across various segments and increasing targets for share of EV sales in their overall unit sales. Adoption of electric drivetrains also increased in other modes of transportation such as buses, medium- and heavy-duty commercial vehicles, two- and three-wheelers.
In 2025 and beyond, fuel economy/carbon dioxide emissions regulations for commercial vehicles coupled with environmental commitments of an increasing number of corporations are likely to propel electric commercial vehicle sales. According to BloombergNEF's 2024 Long-Term Electric Vehicle Outlook, under the ETS, electric commercial vehicles (battery electric, plug-in hybrid electric, and range extender electric light-, medium-, heavy-duty commercial vehicles) sales are expected to increase from approximately 0.6 million units in 2023 to approximately 6 million units in 2030, and to approximately 18 million units in 2040. By 2040, according to BloombergNEF, electric light-duty commercial vehicles will have 67% share of all light-duty commercial vehicles sold, electric medium- and heavy-duty commercial vehicles will have 38% share of all medium- and heavy-duty commercial vehicles sold. Additionally, BloombergNEF estimate electric buses to have 76% share of all bus sales in 2040.
Besides electrification of transportation, electricity generation continued its decarbonization trend with solar and wind installations crossing new milestones; many of these commercial-, retail- and utility-scale installations are coupled with lithium-

ion battery-based energy storage systems. In 2024, battery demand growth rates for energy storage systems outpaced battery demand growth for electric passenger vehicles.
In line with varying consumer preferences across regions, automakers are launching an increasing number of EVs across segments and for shorter-ranges and longer-ranges. For regions such as North America, automakers have been introducing longer-range, bigger size, premium-performance-luxury EV models using higher energy density batteries and are doing so in part by using high (>60%) nickel content cathode materials. Demand for high nickel content cathode materials for automotive applications will require battery-grade lithium hydroxide in the production of cathode materials. Additionally, since late 2020 automakers have been increasing adoption of lithium iron phosphate cathode material, initially for the China passenger vehicles market and subsequently for markets outside China. Lithium iron phosphate is predominantly synthesized using lithium carbonate, and thereby lithium carbonate demand has been witnessing strong growth.
As an existing, proven global producer of battery-grade lithium hydroxide and lithium carbonate, we are well positioned to benefit from the expected increase in lithium demand from EV growth. As one of the pioneers in the lithium industry, we have relationships throughout the lithium-ion battery value chain. Across the battery value chain, product performance requirements have continued to evolve since the first lithium-ion batteries and cathode materials were introduced in the early 1990s. We have developed our application and materials knowledge by working with our customers over time to produce performance lithium compounds which meet evolving customer needs.
Our growth efforts focus on developing environmentally compatible and sustainable lithium products. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles.
Raw Materials
Lithium
Our primary raw material is lithium, and we obtain the substantial majority of lithium from our operations in Argentina. We extract lithium from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina, which are believed to be one of the world’s most significant and lowest cost sources of lithium, through proprietary selective adsorption and solar evaporation process. Arcadium processes the brine into lithium carbonate at our Argentina manufacturing facilities in Fénix and Olaroz, and into lithium chloride at our nearby manufacturing facility in Güemes, Argentina.
For the year ended December 31, 2024, which includes Allkem's historical operations, our lithium operations produced approximately 44.1 kMT of lithium carbonate. For the years ended December 31, 2023 and 2022, which include only predecessor Livent and do not include Allkem's historical operations, our lithium operations produced approximately 18.0 kMT and 17.0 kMT of lithium carbonate, respectively. Approximately 4.5 kMT of lithium chloride was produced for the year ended December 31, 2024 which includes Allkem's historical operations. For the years ended December 31, 2023 and 2022, which include only predecessor Livent and does not include Allkem's historical operations, we produced approximately 5.0 kMT and 5.0 kMT of lithium chloride, respectively. For the year ended December 31, 2024, which includes Allkem's historical operations, Arcadium Lithium's combined production of lithium carbonate and lithium chloride, on a LCE basis, was approximately 47.6 kMT. For the years ended December 31, 2023 and 2022, which include only predecessor Livent and does not include Allkem's historical operations, Livent's combined production of lithium carbonate and lithium chloride, on a LCE basis, was approximately 21.5 kMT and 20.5 kMT, respectively.
On occasion, we have also historically purchased a portion of our lithium carbonate raw materials from other suppliers as needed.
Information about our mining properties and mineral concession rights may be found under Item 2., Mineral Properties.
Water
Our operations require water. MdA, one of our subsidiaries through which we operate the Salar del Hombre Muerto property, has water rights and all necessary permits for the supply of raw water (i.e., untreated water as it exists natively) for its existing operations from the Trapiche aquifer, from which raw water is pumped from a battery of wells and is treated before use in our facilities. For MdA's capacity expansion, it has secured water rights for the supply of raw water from the Los Patos aquifer and the Los Patos wells and water supply is now in service. MdA has secured the necessary permits for the current phases of its expansion, and will apply for the necessary permits for future phases of its expansion when needed. MdA and the Catamarca province regularly monitor the water and salinity levels of the Trapiche and Los Patos aquifer.
SDV, our subsidiary currently under development in the Salar del Hombre Muerto, has water rights as well as all necessary permits to obtain raw water from the Los Patos aquifer. There, raw water is pumped from one well to its facilities, while a second authorized well (not yet in service) will provide the required need once SDV reaches its operation phase. SDV has secured the necessary permits for its initial development and planned production, and will apply for the necessary permits for future phases of its expansion and production when needed. SDV regularly monitors water and salinity levels of the Los Patos aquifer as part of monitoring programs.

For our Olaroz brine-based operations in Jujuy, Argentina, operated by our subsidiary, SDJ, brine is extracted by controlled pumping wells and transferred through a brine pipeline to a system of solar evaporation ponds to obtain a concentrated brine. The industrial mining process to produce lithium carbonate and other by-products also consumes raw water pumped from wells located in the same salt flat. SDJ has secured the necessary permits for the current phase, and will apply for the necessary permits for future phases when needed.
For our hard rock lithium operations at Mt Cattlin, Australia (operated by Allkem prior to the Allkem Livent Merger), the majority of water used for processing is sourced from in-pit dewatering and recycled water decanted from the tailings storage facility. Additional water needs are met by water sourced from licensed groundwater bores adjacent to the site as well as from rainwater collected on site.
MdA has only had to temporarily suspend water extraction once, in January 2015, due to a dispute with the Catamarca province, and its access to the water source was quickly restored. MdA also regularly evaluates supplemental supplies of raw water. The grant of water concessions and other water rights is subject to local governmental approvals, the timing and availability of which are uncertain and may be subject to delay or denial.
In October 2015, MdA, the Province of Catamarca, and the trustee (currently the Banco de la Nación Argentina) signed an agreement to establish the "Salar del Hombre Muerto Water Trust". The agreement was amended by Amendment No. 1 on August 1, 2016, Amendment No. 2 on January 25, 2018, and Amendment No. 3 on May 27, 2020. Under Amendment No. 2, the contributions changed from being fixed to variable. As a result, MdA began contributing an amount equal to 1.2% of its annual sales (calculated using the annual Contractual Price described under Item 2., Mineral Properties), in lieu of any water use fees. These payments are fully reflected in our financial statements.
Energy
Our operations rely on a steady source of energy. In 2015, MdA completed construction of a 135 kilometer natural gas pipeline from Pocitos, within the Salta province, to our Fénix facilities at Salar del Hombre Muerto, which eliminated our reliance on natural gas shipments by truck. This pipeline is governed by various agreements between MdA and Recursos Energeticos y Mineros Salta, S.A., or ("REMSA"), a local natural gas sub-distributor, including a subdistribution agreement providing for contracted capacity through 2027. We are in discussions to increase our contracted capacity in advance of our needs for all phases of our expansion plans and may need to invest in additional infrastructure to support this expansion. REMSA or Naturgy S.A., another local natural gas distributor that operates in the northeast of Argentina, have no obligation to provide us the additional capacity on a timely basis or at all. If we cannot obtain such additional capacity, we would need to secure alternative arrangements to meet the increased energy needs of the planned expansion and such alternative arrangements may be less cost effective.
We have already financed and completed the construction of a gas compression plant along the natural gas pipeline and are financing the construction of a second gas compression plant to be built along the natural gas pipeline as well. The completed plant has been commissioned, started up, and is in the ramp up stage. It was jointly financed with two other parties and is subject to joint control and management. The second gas compression plant is being solely financed by, and will be solely controlled and managed by, MdA. MdA is currently negotiating an engineering, procurement, and construction agreement with a third party for this second gas compression plant.
In 2024, MdA entered into two (2) natural gas supply contracts, one with Panamerican Energy S.A. and one with Tecpetrol S.A., providing for the supply of natural gas to our Fénix manufacturing facility for a one-year term. YPF SA is our supplier of diesel fuel and gasoline to our Fénix, Pocitos and Güemes manufacturing facilities.
At SDV, the energy supply will initially consist of a diesel-fueled generation center located at the processing plant substation. The power configuration will provide 9 MW of maximum active power and an electrical distribution system that will serve the process plant, camp, ponds, water and brine wells. During the first years of SDV's operation, this power generation plant will be operated by an external supplier.
In the future at SDV, a more comprehensive long-term energy supply strategy is being defined to obtain synergy between our Salar del Hombre Muerto operations. In furtherance of this, in 2024 SDV entered into a power purchase agreement with Industrias Juan F. Secco for the supply of electric power from a diesel generating plant for a three (3) year term extendable to five (5) years.
At Olaroz in Jujuy, Argentina, energy is generated by natural gas generators and by a co-generation system (electrical and thermal) to power processes in the production plant and provide electricity to the camp site. Diesel is used on site for machinery and the transport fleet. Our greatest source of energy for Olaroz is supplied by direct solar radiation which is used for concentrating brine in the evaporation ponds.
For our hard rock lithium operations at Mt Cattlin, Australia, diesel is used for electricity generation and for the transport fleet, plant and machinery.

Other raw materials
We purchase raw materials and chemical intermediates for use in our production processes, including materials for use in our production of the proprietary adsorbent used to selectively extract lithium from our brine in Argentina, soda ash, or sodium carbonate, for use in our production of lithium carbonate, and lithium metal for our production of butyllithium. In 2024, costs of major raw materials for Arcadium Lithium represented 13% of our revenues. For 2023 and 2022, costs of major raw materials for predecessor Livent represented 10% and 18% respectively, of Livent's revenues. In 2023 and 2022, costs of major raw materials for Allkem represented 10% and 6% respectively, of Allkem’s total revenues. Major raw materials used in our current operations include soda ash, solvents, butyl chloride, hydrochloric acid, quicklime, metal, caustic soda, other reagents and CO2. We generally satisfy our requirements through spot purchases and medium- or long-term contractual relationships. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from other suppliers or maintaining safety stocks. Lime is procured locally from various suppliers with a mixture of medium-term contracts with prices tied to key consumables and long-standing relationships. Soda ash is imported from different international suppliers with a mix of medium- or long-term contractual relationships.
Temporary shortages of raw materials may occasionally occur and cause temporary price increases. For example, Arcadium has had past regional interruptions in raw material supply, notably in China. In recent years, these shortages have not resulted in any material unavailability of raw materials. However, the continuing availability and price of raw materials are affected by many factors, including domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and such fluctuations may have an adverse impact on our results of operations. In addition, there could be inflationary pressure on costs of the raw materials and/or services that could impact our results of operations. The impact of any future raw material shortages on our business as a whole or in specific geographic regions, including China, or in specific business lines cannot be accurately predicted. We continue to see price increases for certain of our raw materials as a result of global inflationary pressures.
Seasonality
Our operations in Argentina are seasonally impacted by weather, including varying evaporation rates and amounts of rainfall during different seasons, which can be heavy at times. These changes impact the concentration in large evaporation ponds, with greater impact on those ponds in our brine operations that use conventional evaporation than on our ponds that use direct lithium extraction, and can have an impact on the downstream processes to produce lithium carbonate and lithium chloride. Heavy rainfall can damage pond liners, lead to loss of product, and make the ponds generally difficult to maintain. Our operations team continuously measures pond concentrations and models how they will change based on operating decisions. Our processes use proprietary and traditional technologies to minimize the variation of concentrations at the inlet to our plants.
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
The Argentine Mining Code, which sets forth the rights and obligations of mining companies, is the principal regulatory framework under which we conduct our operations in Argentina. The Argentine Mining Code provides for the terms under which the provinces regulate and administer the granting of mining rights to third parties.
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
Australian Law and Regulation
Our Australian operations are subject to a number of legislative and regulatory requirements under Australian federal and state laws. The Australian mining industry is highly regulated, and operation of a mining project depends upon the grant and maintenance of required mining tenements, agreements, authorizations, approvals, licenses and permits. The grant of a mining tenement is generally at the discretion of the relevant minister, or a mining registrar or mining warden appointed under the legislation in the relevant state or territory, and requires engagement with relevant indigenous groups where the land is either subject to a claim from an indigenous group or an indigenous group holds native title over that land.
Mining legislation in Western Australia largely regulates the assessment, development and utilization of minerals. Except in some limited circumstances, all minerals on or below the surface of land (whether in or on private or public land) are owned by the state while they remain in the ground. As the owner of the minerals, state and territory governments are entitled to grant mining tenements, which confer rights on lessees or licensees to explore for and mine minerals. The Western Australian mining legislation provides for the grant of different mining tenements that permit exploration, mining (i.e., the taking and sale of minerals), and the development and operation of infrastructure required for mining operations, for a specified term. Those mining tenements typically include obligations to pay rent, meet annual minimum expenditure obligations, lodge regular reports with government agencies, and comply with other conditions of the mining tenement. The conduct of activities on a mining tenement will generally be subject to the tenement holder obtaining other approvals, including approvals with respect to environmental impact.

Royalties apply to the production of minerals (e.g., spodumene) and are payable to the Western Australian State Government. The royalty is currently applied at a rate of 5% on the revenue realized from the sale of spodumene concentrate.
There are also extensive laws that regulate approvals for environmental impacts associated with mining (both Federal and State) and the protection of Aboriginal heritage (both Federal and State). These laws can result in extensive conditions on approvals and encourage proponents to reach agreement with indigenous groups about how any potential harm to Aboriginal heritage can be minimized or mitigated.
Canadian Law and Regulation
Our Canadian operations are subject to Canadian federal and provincial laws and regulations. Both levels of the Canadian government regulate environmental assessments and release of contaminants to the receiving environment. In addition to federal and provincial laws, legacy Allkem's Galaxy (formerly "James Bay") project is also subject to the specific framework established pursuant to the James Bay and Northern Québec Agreement (the "JBNQA"). The JBNQA covers numerous matters, including land regime, local and regional government, health and education, justice and police, environmental and social protection, hunting, fishing and trapping rights and community and economic development. Other federal laws and regulations will apply at certain stages of our expected operations in Canada, including requirements relating to the protection of migratory birds and wildlife species at risk.
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
Our business and our customers are subject to significant requirements under the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently, certain lithium products are undergoing a risk assessment review under REACH, which may eventually result in restrictions in the handling or use of lithium carbonate and other lithium products that we produce, which may increase our production costs. In addition, REACH regulations impose significant additional responsibilities and costs on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. South Korea and the United Kingdom have similar chemical regulation laws ("K-REACH" and "UK-REACH" respectively). New measures under REACH, K-REACH, and UK-REACH may lead to increases in the costs of raw materials we purchase and the products we sell in these jurisdictions. Increases in the costs of our products could result in a decrease in their overall demand. In addition, customers may seek alternative products that are not as strictly regulated by these frameworks, which could result in a decrease in the demand for products subject to heightened regulatory measures. We continually monitor these laws and the measures being adopted under them to determine our responsibilities.
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
A discussion of environmental related factors and related reserves can be found in Note 13 "Environmental Obligations" in the notes to our consolidated financial statements included in this Form 10-K.
Human Capital Management
Human Capital Management ("HCM") General Statement
In January 2024, following the Allkem Livent Merger, we focused on harmonizing and enhancing our total rewards program to attract and retain talent globally, implementing a global learning management system, harmonizing our performance management approach, identifying critical talent, and enhancing our geographic flexibility as it relates to talent mobility and retention. We continue to focus on cultivating our diverse and inclusive culture. Our commitment to safety, health and well-being, talent retention and advancement, and leadership development has not wavered in 2024.
Board of Directors’ Oversight of the HCM Process
Arcadium Lithium’s Compensation Committee ("Compensation Committee") is responsible for assisting the Board in its oversight of the development, implementation and effectiveness of our policies and strategies relating to our human capital management, including, but not limited to, those policies and strategies regarding corporate culture, talent and employment practices. In 2024, we enhanced our HCM data tracking approach to include a monthly dashboard reported to executive and global HR leaders, the result of which has been more consistent people and talent insights to be used in identifying and addressing workforce needs. These analytics support the Compensation Committee and Board in making more informed decisions impacting all areas of HCM.
Employee Safety, Health, & Wellbeing
Arcadium Lithium continues to assess risk, practice prevention, and focus on safety. In 2024, we provided global safety campaigns focused on promoting safe behaviors. We communicated safe practices that can be followed at work and home to reduce the likelihood of injuries. We continued the focus on safe behaviors with a campaign to reinforce the recognition of stop work triggers that we may encounter during our work activity.
We continued activities for the integration of the Livent and Allkem Employee Health & Safety management systems to build upon the best practices of each organization and continue our drive for continuous improvement. A significant achievement in this effort was the integration of our electronic incident reporting system into one platform. Through these systems we engage our employees, suppliers, customers, and key stakeholders to identify and mitigate risks to drive continual improvement in our safety, health, and environmental performance. Globally, we reported four recordable injuries in 2024.
Workforce Demographics and Culture
Following the Allkem Livent Merger, Arcadium Lithium now operates across an expanded geographic footprint, including Argentina, Canada, Australia, the U.S., Asia, and Europe. As of December 31, 2024, the combined workforce totaled approximately 2,604 employees, reflecting full-time, part-time, temporary and contract workers. Argentina remains the only country with a unionized workforce, accounting for approximately 673 union members.
Arcadium Lithium is committed to fostering a dynamic organization where all individuals are valued, respected, and provided the opportunities to thrive. Through strategic recruitment partnerships, quarterly talent reviews, and targeted initiatives to enhance access to regional talent pipelines, we seek to create an environment that is welcoming of differing perspectives, backgrounds, and experiences. These efforts have reinforced the organization’s commitment to cultivating an empowered workforce while supporting talent growth and retention in a competitive industry.
Talent Development & Management
We undertook comprehensive evaluations in the first half of 2024 to optimize our learning and development platforms. This initiative focused on balancing cost efficiency with high-quality content delivery.

In alignment with our goal to standardize and harmonize core processes, Arcadium Lithium introduced a unified performance management framework for 2024. This effort ensured consistent performance evaluation standards across all business units and workforce segments.
Talent management processes were piloted in Argentina, focusing on identifying critical talent and enhancing succession planning for key roles. Employee development remains a key focus area as part of our broader talent strategy.
Compensation, Pay Equity & Benefits
Arcadium Lithium is committed to offering competitive compensation and benefits programs to attract and retain top talent while meeting evolving business needs. In 2024, the company enhanced its pay-for-performance approach with updated short- and long-term incentive programs, unifying legacy plans for greater market competitiveness. Global benefits were also reviewed and enhanced, with new mental health support in Asia, short-term disability, and parental leave programs in Canada, and continued improvements to U.S. offerings like health insurance, savings accounts, and wellness incentives.
Code of Ethics and Business Conduct
We are governed by a Code of Ethics and Business Conduct that applies to all directors, officers, employees, suppliers, and contractors in their work on behalf of the Company. A copy of our Code of Ethics and Business Conduct can be found in the section captioned "Corporate Governance" on our website at www.arcadiumlithium.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

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
Summary Risk Factors:
Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks include:
•The Rio Tinto Transaction Agreement is subject to a number of conditions, and the Rio Tinto Transaction Agreement may be terminated in accordance with its terms. As a result, the timing surrounding the closing of the Rio Tinto Transaction is uncertain and there is a risk that the Rio Tinto Transaction may not be completed.
•The termination of the Rio Tinto Transaction Agreement could negatively impact us and, in certain circumstances, could require us to pay a termination fee to Rio Tinto.
•The pendency of the Rio Tinto Transaction could adversely affect our business, results of operations, and financial condition.
•While the Rio Tinto Transaction Agreement is in effect, we are subject to standard restrictions on our conduct and business activities, which could adversely affect our business, financial results, financial condition or share price.
•There may be shareholder class actions or derivative actions, which could result in substantial costs and may delay or prevent the Rio Tinto Transaction from being completed.
•We are limited to ordinary course working capital strategies under the Rio Tinto Transaction Agreement.
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
•Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional resources that can be extracted profitably.
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
•We are subject to various laws, rules, regulations and guidelines relating to data privacy and/or the use and processing of personal information.
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
If the Rio Tinto Transaction has not closed by October 9, 2025 (subject to extension until April 9, 2026 in order to obtain antitrust or investment screening law or other regulatory approvals), either we or Parent may choose to terminate the Rio Tinto Transaction Agreement. However, this right to terminate the Rio Tinto Transaction Agreement will not be available to us or Parent if such party has materially breached the Rio Tinto Transaction Agreement and the breach is the principal cause of the failure of the closing to have occurred prior to such date. We or Parent may elect to terminate the Rio Tinto Transaction Agreement in certain other circumstances, and we and Parent can mutually decide to terminate the Rio Tinto Transaction Agreement at any time prior to the closing.
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
We may be required to pay Rio Tinto a termination fee equal to $200 million if the Rio Tinto Transaction Agreement is terminated under certain circumstances specified in the Rio Tinto Transaction Agreement relating to, among other things, if we receive a competing transaction proposal, and, within 12 months after the date of termination, we enter into a definitive agreement with respect to, or consummate, a change of control transaction with any party. If the Rio Tinto Transaction Agreement is terminated and we determine to seek another business combination or strategic opportunity, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Rio Tinto Transaction.
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
The pendency of the Rio Tinto Transaction also presents significant cybersecurity risks. Third parties may seek unauthorized access to sensitive information prior to the consummation of the transaction. Any data breaches and cyber incidents could harm our reputation and result in legal and financial liabilities.
While the Rio Tinto Transaction Agreement is in effect, we are subject to standard restrictions on our conduct and business activities, which could adversely affect our business, financial results, financial condition or share price.
Under the Rio Tinto Transaction Agreement, we are subject to a range of standard restrictions on the conduct of our business and generally must operate our business in the ordinary course of business consistent with past practice prior to completing the Rio Tinto Transaction. These restrictions may constrain our ability to pursue certain business strategies outside the ordinary course. In circumstances where these restrictions are engaged, they may also prevent us from pursuing otherwise attractive business opportunities, making acquisitions and investments or making other changes to our business prior to the completion of the Rio Tinto Transaction or the termination of the Rio Tinto Transaction Agreement. Were there to be any such lost opportunities they may lead to an adverse effect on our business, financial results, financial condition or our share price.
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
We are limited to ordinary course working capital strategies under the Rio Tinto Transaction Agreement.
The Company has incurred negative cash flow from operating and investing activities of $176.0 million and $445.3 million, respectively, for the year ended December 31, 2024. Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. The Company’s ability to continue developing its portfolio of expansion projects is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of, but not limited to, the issuance of debt financing, equity, government funding, and financing and/or prepayments from existing or future customers. Pursuant to the Rio Tinto Transaction Agreement, while the Rio Tinto Transaction is pending, as is standard, we are restricted or prohibited from certain non-ordinary course capital expenditures without the consent of Rio Tinto and are required to use commercially reasonable efforts to continue our existing expansion plans. Additionally, during that same time, we are subject to various restrictions under the Rio Tinto Transaction Agreement on non-ordinary course raising of additional capital, issuing additional equity or debt, and pursuing certain activities that could use significant amounts of our liquidity, including assuming or incurring additional debt, repurchasing equity, and entering into certain acquisition and disposition transactions, among other restrictions without the consent of Rio Tinto, which is not to be unreasonably withheld. We are permitted to continue to borrow under our Revolving Credit Facility, under existing project financing arrangements, and in connection with letters of credit entered into in the ordinary course of business. Rio Tinto has agreed to cooperate with the Company to facilitate any necessary or appropriate actions and arrangements with respect to the Company's indebtedness in anticipation of the Rio Tinto Transaction. The Rio Tinto Transaction Agreement also contains standard prohibitions on the Company’s ability to pursue working capital financing strategies outside the ordinary course that otherwise may be available to us before Closing, and the Pari Passu Term Loan limits our ability to manage the timing and amount of certain capital expenditures. If the transaction does not close, limitations would cease on the Company’s ability to manage its working capital strategies. In that case, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

Accordingly, our independent registered public accounting firm stated in their report on our annual financial statements for the fiscal year ended December 31, 2024, that these conditions raise substantial doubt about our ability to continue as a going concern.
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
We are continuing to combine the predecessor businesses of Livent and Allkem in a manner that permits anticipated benefits to be realized. The combination of two large, previously independent companies is a complex, costly and time-consuming process. As a result, the Company is currently devoting significant management attention and resources to integrating the business practices and operations of Livent and Allkem. The integration process may disrupt the business of the Company and, if implemented ineffectively, could preclude realization of the full benefits previously expected by Livent and Allkem from the transaction. The failure of the Company to meet the challenges involved in successfully integrating the management and certain predecessor operations of Livent and Allkem or otherwise to realize the anticipated benefits of the transaction could cause an interruption of the activities of the Company and could materially and adversely affect our results of operations. In addition, the overall integration may result in material unanticipated problems, expenses, liabilities, competitive responses, costs relating to implementation of the transaction, loss of client relationships and diversion of management’s attention, which may cause our stock price to decline. The difficulties of combining the operations of Livent and Allkem include, among others:
•managing a significantly larger company;
•coordinating geographically dispersed organizations;
•the potential diversion of management focus and resources from other strategic opportunities and from operational matters;
•aligning and executing the new strategy of the Company;
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
Many of these factors will be outside of our control and any one of these factors could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially and adversely impact our business, financial condition and results of operations. As discussed above, even if the prior operations of Livent and Allkem are integrated successfully, we may not realize the full benefits of the Allkem Livent Merger, including the synergies, cost savings or revenue or growth opportunities that we expect.

Our growth depends upon the continued growth in demand for lithium and high-performance lithium compounds.
Our business relies on the production and processing of lithium and we are one of a few producers of multiple performance lithium compounds. Our growth depends on current lithium market conditions, which are currently characterized by over supply, a slower rate of demand growth than in the recent past, strong competition, greater vertical integration by end users, geopolitical tensions over supply chains, and certain macroeconomic headwinds, resulting in lower pricing. Our performance lithium compounds are a critical input in current and next generation batteries used in electric vehicle, including plug-in hybrid, applications, as well as in synthesis of pharmaceuticals and polymers. Our growth in these areas is dependent upon the continued adoption by consumers of electric vehicles, the rate of development and adoption of lithium-based battery technologies, as well as the rate of growth of certain pharmaceuticals and polymers. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous factors, such as:
•potential bottlenecks and inventory imbalances in the EV supply chain, battery materials, semiconductor chips, or otherwise, causing less EV adoption and market penetration, and resulting in weaker lithium demand;
•government regulations and automakers’ responses to those regulations and regional market dynamics (including fleet electrification roadmaps, battery technology choices, conditions for sourcing upstream raw material, vehicle CO2 emissions targets, and an increased focus on plug-in hybrid vehicles);
•tax and economic incentives (including the size and possible withdrawal of those incentives);
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
As a result, there is no assurance that current or future exploration programs, including those at our Sal de Vida, Cauchari and Galaxy properties and our jointly owned Nemaska Lithium Project (operated through NLI), will be successful. There is a risk that future discoveries or acquisitions of new reserves will not offset the depletion of existing mineral reserves.
Our operations, results of operations and financial condition are dependent on the existence, availability and profitability of mineral resources and mineral and ore reserves, and determining such existence, availability and profitability is done by estimates, which are subject to inherent uncertainties.
Our reported mineral resources and reserves are expressions of professional judgment based on industry standards and practice, experience and knowledge, and are estimates only. Estimates of mineral resources and mineral reserves are inherently imprecise and depend to some extent on interpretations which may prove inaccurate. No assurance can be given that the estimated mineral resources and mineral and ore reserves are accurate or that the indicated level of lithium or any other mineral will be produced.

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
The mineral resources and reserves in this Annual Report are reported as of December 31, 2024, based on technical report summaries prepared by qualified persons (as such term is defined in Regulation S-K Subpart 1300).
Certain assumptions and methods used in determining mineral resources and mineral reserves for the predecessor Livent and Allkem properties differ, including with respect to interpolations between measured concentrations, timeframes for establishing proven or probable reserves, anticipated expenditures, and long-term pricing. For additional information, see Item 2. Properties, below. We intend to harmonize the assumptions, particularly with respect to economic modeling, that we provide to qualified persons who prepare the mineral property technical report summaries determining mineral resources and reserves across all of our mining properties in the future. Although we believe the key assumptions used in the technical report summaries referenced in this Annual Report to measure mineral resources and reserves were accurate in all material respects when made, changes in assumptions (such as to product pricing or costs of production) resulting from such harmonization efforts, together with subsequent developments, could result in changes, including declines, in our reported mineral resources and reserves, which may be material and could negatively affect our results of operations, financial condition, stock price and prospects.
Various factors, such as commodity price fluctuations and increased production costs, capital expenditure and investment costs, may also render our mineral resources and mineral reserves unprofitable and uneconomic to develop at a particular site or for a period of time. Additionally, estimated mineral resources and mineral reserves may have to be re-estimated based on future economic conditions and actual production experience. For example, since completing the Allkem Livent Merger, we are reviewing our production and investment plans at certain of our mineral properties to reflect the current lithium market environment, which could impact the timing, cost or size of production expansions. These developments are not reflected in the technical report summaries referenced in or the mineral reserves as of December 31, 2024 reported in this Annual Report. It is possible that new or unforeseen developments lead to further contemplated adjustments or that the qualified persons who prepared the technical report summaries referenced in this Annual Report determine that such developments warrant a decrease in reserves in future periods. Such developments or changes in any of these factors may require us to reduce the reported amounts of mineral resources and mineral and ore reserves, which may negatively impact our operations, results of operations, financial condition and prospects.
Production expansion efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.
In order to meet forecasted demands for lithium and our performance lithium compounds, particularly lithium hydroxide, we intend to expand our lithium carbonate and lithium hydroxide capacities when warranted by market conditions or long-term customer commitments. We are undergoing a sequential expansion of annual lithium carbonate production at our existing operations in Salar del Hombre Muerto and Sal de Vida in Argentina in addition to seeking alternative lithium resources. Expansion projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. For example, our expansion efforts to date have progressed at a slower pace and at higher costs than originally contemplated, and we have also delayed these expansion efforts due to current lithium market conditions. Unforeseen technical, construction or equipment difficulties, lack of adequate water or energy, regulatory requirements (including permits), competition for, and scarcity of, labor and construction materials among competing regional projects, labor or civil/political unrest, community relations, logistical issues, local hiring and procurement policies and requirements, adverse weather conditions and other catastrophes, such as explosions, fires, seismic and volcanic activity, tsunamis, floods and other natural disasters and/or increasing costs and extended delivery times for new equipment could increase the cost of these projects, delay the projects or render them infeasible. There may be other future unforeseen events impacting the development of our facilities and some of these challenges may be difficult to control given that several of our facilities are located in remote geographic locations. Any significant delay in the completion of the projects or increased costs could have a material adverse effect on our business, financial condition and results of operations.
The development of our facilities is subject to the risk of unexpected difficulties or delays, and any delays or failures in development could materially and adversely affect our business, reputation, financial condition, results of operations, cash flows and ability to pay dividends.
Our ability to achieve production targets or meet operating and capital expenditure estimates on a timely and accurate basis cannot be assured, as it is dependent on the development of our facilities and projects. We and our predecessor companies have incurred and will continue to incur capital expenses during our development of Fénix, Sal de Vida, Cauchari, Galaxy and the Nemaska Lithium Project. In connection with developing facilities, we may encounter unexpected difficulties, including shortages of materials or delays in delivery of materials, the availability of power and power generating infrastructure, facility or equipment malfunctions or breakdowns, unusual or unexpected adverse geological conditions, cost overruns, regulatory issues (including permits), competing claims, local community issues (including a social license to operate), adverse weather conditions and other catastrophes, such as explosions, fires, seismic and volcanic activity, tsunamis, floods and other natural disasters, increases in the level of labor costs, labor disputes and union activities, unavailability of skilled labor and adverse local or general economic or infrastructure conditions. Further, a decline in demand for lithium products or prices has, and may in the future, lead us to further delay or abandon our current development efforts. In response to current lithium market conditions, we have decided to defer investment in two of our four current expansion projects. Specifically, we are pausing investment in the 40,000 metric ton lithium carbonate equivalent ("LCE") spodumene Galaxy project in Canada (formerly "James Bay") and we have adjusted sequencing of our combined 25,000 metric ton lithium carbonate projects at the Salar del Hombre Muerto in Argentina. Rather than execute Fénix Phase 1B and Sal de Vida Stage 1 simultaneously as we had previously announced, the projects will now be completed sequentially with Sal de Vida Stage 1 expected to be finished first. We have also announced that we will suspend Stage 4A waste stripping, and any expansionary investment beyond Stage 3, at our Mt Cattlin spodumene operation in Western Australia given the decline in spodumene prices. As a result, we plan to place the Mt Cattlin site into care and maintenance by the end of the first half of 2025 after we complete Stage 3 mining and ore processing. There may be other future unforeseen events that could impact the development of our facilities. Further, some of these challenges may be difficult to control given that several of our facilities are located in remote geographic locations. Any delays beyond the expected development periods or increased costs could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and ability to pay dividends. Furthermore, failure to reach performance targets (plant availability and process recovery) and delays in ramping up of production to expected values may result in reduced financial benefits of our investments.
Further, the Nemaska Lithium Project is operated through NLI, which is a joint venture with IQ. The interest of IQ may differ from ours and there is no guarantee that we will reach agreement with IQ on the further development or financing of the Nemaska Lithum Project and related facilities.
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
Recent and future investments or acquisitions could pose numerous risks to our operations, including difficulty integrating the acquired operations, products, technologies or personnel from the Allkem Livent Merger; substantial unanticipated integration costs; diversion of significant management attention and financial resources from our existing operations; a failure to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and the incurrence of liabilities from the acquired businesses for environmental matters, infringement, misappropriation or other violation of intellectual property rights or other claims (for which we may not be successful in seeking indemnification). These and other risks relating to acquiring, integrating and operating acquired assets or companies could cause us not to realize the anticipated benefits from such acquisitions and could have a material adverse effect on our business, financial condition and results of operations.
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
The prices of lithium have been, and may continue to be, volatile. The current lithium market is characterized by over supply, a slower rate of demand growth than in the recent past, strong competition, greater vertical integration by end users, geopolitical tensions over supply chains, and certain macroeconomic headwinds, resulting in lower pricing. For example, after rising substantially over the course of 2021 and 2022, lithium prices dropped substantially over the course of 2023 and 2024. As a result of such low pricing, we have made the decision to defer investment in our expansion projects and to place the Mt Cattlin site into care and maintenance as described above under, "The development of our facilities is subject to the risk of unexpected difficulties or delays, and any delays or failures in development could materially and adversely affect our business, reputation, financial condition, results of operations, cash flows and ability to pay dividends."
Some of our contracts for the sale of performance lithium compounds, in particular lithium carbonate and lithium hydroxide, have index-based or variable pricing and our lithium spodumene concentrate sales are mostly based on variable pricing terms. This can provide a benefit if lithium pricing rises, or could have a material adverse effect on our business, financial condition and results of operations when lithium pricing declines. We expect that prices for performance lithium compounds and lithium spodumene concentrate we manufacture will continue to be influenced by various factors, including regional and global demand-supply balance as well as the business strategies of major producers and users, potential distribution issues, technological advances, availability of alternatives, global economic and political developments, forward-selling activities and other macro-economic factors. Following a period of high lithium prices and subsequent substantial declines, some market analysts predict a slowdown in global lithium capacity expansion projects over the short and medium term. There is also a high degree of uncertainty about the time period involved to achieve targeted output volumes, associated operating costs, and product quality at a level that will be qualified by customers. Any future increase in the prices of lithium could potentially be demand destructive in our key end markets. Declines in lithium prices could have a material adverse effect on our business, financial condition and results of operations. For example, when lithium prices decline substantially, we may have to decrease production levels in order to maintain profitability or limit losses. Lithium price volatility could also result in delays related to the development of new and existing projects and price declines could reduce funds available for exploration, could be detrimental to the value of our assets and could reduce our mineral resources or reserves by reducing what can be economically processed at prevailing prices.
Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our ability to develop them successfully.
Our ability to successfully develop our lithium resources, including at our Fénix, Sal de Vida, Cauchari, Galaxy and Nemaska Lithium properties, and generate a return on investment is affected by changes in the demand for, and market price of end products, such as lithium spodumene concentrate, lithium carbonate and lithium hydroxide. For example, in response to current lithium market conditions, we have made the decision to defer investment in our expansion projects and to place the Mt Cattlin site into care and maintenance as described above under, "The development of our facilities is subject to the risk of unexpected difficulties or delays, and any delays or failures in development could materially and adversely affect our business, reputation, financial condition, results of operations, cash flows and ability to pay dividends." This price volatility could also result in delays related to the development of other new and existing projects, could reduce funds available for exploration, could be detrimental to the value of our assets and could reduce our mineral resources or mineral reserves by reducing what can be economically processed at prevailing prices. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily global supply and demand. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. In addition, the price of lithium products is impacted by purity and performance. We may not be able to effectively mitigate against such fluctuations.
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
We face competition in our business.
We compete globally against a number of other lithium producers. Competition is based on several key criteria, including technological capabilities, product volume, service, delivery, product performance, quality, cost and price. Some of our competitors are larger, with more favorable economies of scale, access to multiple lithium resources and greater market share. They may also have greater financial resources for growth, acquisitions, expansions (including in the geographic areas where we operate), filing, advancing and litigating mining claims, and research and development. These competitors may be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition. We may also face potential competition from substitute materials or technologies and through backward integration, alliances, partnerships within the electric vehicle supply chain, and from other mining or resource extraction and battery materials recycling companies that enter the lithium production or recycling business. This may influence our future expansion decisions or limit our ability to expand.
The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues.
Current and next generation high energy density batteries for use in electric vehicles and other energy storage applications rely on lithium compounds as a critical input. The pace of advances in current battery technologies, the development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive. Some of these could be less reliant on lithium hydroxide or other lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and their share in the overall mix over any time horizon. Commercialized battery technologies that use less or no lithium compounds could materially and adversely impact our prospects and future revenues.
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
•changes in lithium market prices;
•changes in consumer demands for electric vehicles;
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
•tariffs, trade barriers and other trade restrictions imposed by governments;
•fluctuations and changes in market prices of lithium products;
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
Conversions by holders of the 2025 Notes may dilute our stockholders.
On January 1, 2025, the Company irrevocably elected to settle all future conversions of the 2025 Notes by issuing ordinary shares of the Company (in addition to cash in lieu of delivery of any fractional share) to holders of the 2025 Notes that elect to convert all or any portion of their 2025 Notes. Pursuant to the terms of the Company’s indenture, on and after January 15, 2025, holders of the 2025 Notes are entitled to convert all or any portion of their 2025 Notes at any time prior to the close of business on the Business Day immediately preceding July 15, 2025, which is the maturity date of the notes. If one or more holders elect to convert their 2025 Notes, we would be required to settle such conversion by delivering ordinary shares of the Company (other than paying cash in lieu of delivering any fractional share). Even if holders do not elect to convert their 2025 Notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which has resulted in a material reduction of our net working capital.
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
Significant demands are being placed on Arcadium Lithium's financial controls and reporting systems as a result of the Allkem Livent Merger.
Several processes, policies, procedures, operations, technologies and systems are being integrated in connection with the Allkem Livent Merger and significant demands are being placed on Arcadium Lithium's managerial, operational and financial personnel and systems. The future operating results of the Company may be affected by the ability of its officers and key employees to manage changing business conditions and to implement, expand and revise its operational and financial controls and reporting systems in response to the Allkem Livent Merger. For example, while Livent prepared its financial statements in accordance with GAAP, Allkem prepared its financial statements in accordance with IFRS. Arcadium Lithium as the accounting successor to Livent prepares its financial statements in accordance with GAAP. The revisions required to consolidate the financial reporting system and to switch Allkem’s reporting system to GAAP are placing significant demands on the Company’s financial controls, reporting systems and accounting personnel.
Arcadium Lithium’s management is responsible for establishing, maintaining and reporting on its internal controls over financial reporting ("ICFR") and disclosure of its system of internal controls and any known material deficiencies to comply with the reporting requirements of the Sarbanes-Oxley Act. These controls and procedures are designed by management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and in accordance with generally accepted accounting principles. As Allkem was not subject to the Sarbanes-Oxley Act, Allkem’s independent auditor and management did not perform an evaluation of Allkem’s ICFR as would have been required by section 404 of the Sarbanes-Oxley Act and Arcadium Lithium's independent auditor is required to perform such an evaluation for the combined company, covering the internal controls of the legacy businesses of both Livent and Allkem in 2025. If Arcadium Lithium is unable to implement the necessary internal controls or identifies material weaknesses in ICFR, the Company may be unable to maintain compliance with the relevant requirements regarding the timely filing of periodic reports with the SEC or the listing rules of the NYSE.
Operational Risks:
We have substantial international operations and sales, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.
We have historically conducted a substantial portion of our business outside the U.S. (see Note 4: Revenue Recognition, in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, of this Annual Report on Form 10-K) and will continue conduct an even greater portion of our business outside the U.S. now that we have completed the Allkem Livent Merger. Accordingly, our business is subject to risks related to foreign exchange, the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business, geopolitical tensions (such as those between China and the U.S.), corruption, global events and conflicts, such as the war in Ukraine, sanctions against Russia and possible retaliation by Russia, the tensions between China and Taiwan, global energy prices, inflation, regional recessions, and global supply chain and logistics challenges.
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

In addition, it may be more difficult for us to enforce agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where we operate, including Argentina and China. Social and cultural norms in certain countries may not support compliance with our corporate policies including those that require compliance with substantive laws and regulations. Also, changes in laws and general economic and political conditions in countries where we operate are a risk to our results of operations and future growth. Our sales depend on international trade and moves to impose tariffs and other trade barriers (including, but not limited to, customer sales restrictions), as has happened in various countries including the U.S. and China, could negatively affect our sales and have a material adverse effect on our business, financial condition and results of operations. Further, the general political and economic stability in the United States, Japan, Australia, Canada or any other country in which we may, in the future, have an interest is uncertain. Government policies are subject to change, and any changes are likely to be beyond our control but may affect our results of operations.
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
The U.S. government has made significant changes in U.S. trade policy in recent years and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain foreign goods. Additional changes, including the renegotiation or termination of certain existing bilateral or multilateral trade agreements and treaties with foreign countries, the imposition of tariffs on other categories of goods, and/or the prohibition of sales to certain third parties or for certain uses are possible in the future. Related to these actions, certain foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods, and have indicated a willingness to impose additional tariffs on U.S. products. Continued trading friction between the U.S. and foreign governments could adversely affect the financial performance of the Company, and the Company could lose both invested capital in and anticipated profits from the affected investments.
We derive a significant portion of our revenues from sales outside of the U.S., including from the European Union. The war in Ukraine, high energy prices, conflict in the Middle East, inflation and rising interest rates have introduced significant uncertainties into global financial markets, including volatility in foreign currencies, and adversely impacted the markets in which we and our customers operate. Adverse consequences such as deterioration in economic conditions, higher taxes or adverse changes in regulation could have a negative impact on our business, financial condition or results of operations. All of these potential consequences could be further magnified if the war in Ukraine were to spread beyond its borders or continue for an even longer period of time, if a regional war breaks out in the Middle East or elsewhere, or if US or global inflation continues to remain elevated. Although we actively monitor the situation and update our contingency plans accordingly, any new developments could adversely affect our business, financial condition or results of operations. Given the scope and scale of our global operations, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.
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
•Risk related to relations with local communities where our assets are located. The ongoing support of local communities and the appropriate management of local community expectations is critical to the development of our activities at each of our operating locations. The failure to develop community engagement programs could create a risk of damaging those community relationships and loss of social license to operate. However, relationships with local communities may be impacted by various factors beyond our control, including, for example, social unrest or widespread social issues. Without community support and healthy community relations, our operations in the locations where our key assets are located may be adversely impacted. Additionally, a portion of the territory governed by our concession rights in the Catamarca province is currently subject to a longstanding border dispute between Catamarca and the Salta province, resulting in claims from the Salta province that it is entitled to royalties from us for minerals extracted in a small portion of our concession that falls within the disputed territory. We are currently engaged in judicial proceedings in Argentina with the Salta province to resolve this royalty claim.
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
•Risks associated with water rights and our access to water. Access to water is essential to our production operations in Argentina; we hold water use rights granted to us by provincial Argentine authorities and will need to secure additional water rights for our planned production expansion. (See Part I, Item 1 Business-Raw Materials-Water section of this Annual Report on Form 10-K.) Our operations take place in a dry, mountainous region that has limited access to water. The governmental authority may seek to suspend or alter our rights, or the applicable water rights code may change, each of which may limit our access to water. In addition, our access to water may be impacted by third-party claims (including local competitors who are expanding their own operations), over-permitting by the government, changes in geology, climate change (including the potential effects of climate change such as drought, changes in precipitation patterns, and severe weather events) or other natural factors, such as wells drying up or reductions in the amount of water available in the wells or sources from which we obtain water, that we cannot control. There can be no assurance that we will have access to sufficient quantities of water to support our production operations, either at current capacities or our planned production expansion, in the future. There is currently no specific regulation of wetlands at the Argentine national or provincial level. However, a wetlands bill has been introduced for debate in the Argentine Congress. If any bill is passed, our access to water in the Los Patos and Trapiche rivers and elsewhere may be affected, as it could prohibit any activity in the wetlands, including the installation of any infrastructure that could modify the hydrologic regimen, the construction of dams and mining activity.

•Risks associated with exchange rate volatility and foreign exchange controls and restrictions. Our global operations expose to the risk of changes in foreign exchange rates, particularly in the Australian dollar, U.S. Dollar, Argentine peso, Japanese yen and Canadian dollar, as prices of local materials and wages can also be materially affected by currency exchange rates. Additionally, Argentina maintains foreign exchange restrictions. The restrictions that may impact our Argentina operations relate to: (i) a requirement that Argentine exporters repatriate proceeds allocated or earned abroad and convert them into Argentine pesos within a specified time-frame; (ii) limitations on the payment of dividends and payment for services performed by related parties, which would now generally require prior written authorization from the Argentine Central Bank (which is rarely granted); (iii) a prohibition on the purchase of foreign exchange as an investment to hedge foreign exchange fluctuations; and (iv) restrictions on payments for imported goods. In October 2022, the Argentine Government also approved a new law that provides it with discretion to restrict imports and prohibit payments abroad. This is having the effect of limiting imports of key inputs for local manufacturing, thereby creating shortages of local goods, machinery and spare parts.
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
•Risks associated with Argentina’s economy. Argentina is facing economic difficulty and there is increased state intervention in the economy. Since 2015, the Argentine economy has experienced a recessionary environment, a political and social crisis, and a significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product ("GDP") growth, and regulatory changes, the continued depreciation of the Argentine peso and increased state intervention in the economy could have a material and adverse effect on our business and operating expenses.
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
Our operations and those of our contract manufacturers are subject to hazards inherent in lithium production and manufacturing and the related storage and transportation of raw materials, products such as butyllithium, and wastes. Exploration for and development of mineral resources, as well as the production of lithium chemicals, also involve significant risks and related environmental and safety hazards. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, seismic and volcanic activity, flooding, unusual or unexpected geological formations, wall failure, cave-ins or slides, burst dam banks, the failure of brine ponds, mechanical failure of equipment, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Argentina and Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, changing regulatory requirements, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, unilateral government actions, terrorism or war, civil or political unrest, natural disasters, power outages and energy shortages, and public health epidemics. Outbreaks of pandemic diseases, such as coronavirus, or the fear of such events, have provoked responses, including government-imposed travel restrictions and limits on access to the production facilities of our contract manufacturers. Many of our facilities, including at Fénix, Olaroz, Sal de Vida, Galaxy and the Nemaska Lithium Project, are located in relatively remote geographic locations, which may heighten these physical risks. Additionally, mining operations involve the use of heavy machinery, which involves inherent risks that cannot be completely eliminated through preventative efforts. Some of these hazards may cause severe damage to, or destruction of, property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.
China is the largest producer and consumer of chemicals in the world, but regulation of, and safety standards within, the industry have historically been weak and inconsistent. In recent years, the Chinese government has expanded inspections, ordered the suspension of production and toughened punishments for companies that have had accidents or that violate safety standards. If any accident or similar event were to occur at or near any of our facilities or contract manufacturers in China, or if the Chinese government were to impose new regulations limiting or suspending (temporarily or permanently) the operations of our facilities or contract manufacturers in China, this could have a material adverse effect on our business, financial condition and results of operations.
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
Fénix, Olaroz, Cauchari and Sal de Vida are co-located on salars (salt pans that contain brine deposits) with other lithium companies, which creates a risk of failure to maintain effective basin management practices, and which may, in turn, have long term deleterious effects on production. Production at lithium brine operations can be affected by issues related to the management of brine inventories in the brine pond systems. Management of ponds remains a complex task requiring ongoing management. Additionally, our Naraha facility faces a number of serious physical risks, including risks related to tsunamis, earthquakes, volcanic activity and radiation from the nearby Fukushima power plant. Explosions and other industrial accidents may occur at chemical plants, which could result in fatalities and property damage.
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
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as heat waves, tornadoes, earthquakes, seismic and volcanic activity, tsunamis, tropical storms (including hurricanes, typhoons and cyclones), severe thunderstorms and heavy downpours, windstorms, hailstorms, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of those experienced in prior years and/or current insurance coverage limits. The incidence and severity of severe weather events and natural disasters are inherently unpredictable. In addition, climate change may increase the occurrence of certain natural events, such as: thunderstorms, windstorms, hailstorms and tornados due to increased convection in the atmosphere; extreme heat; water shortages; wildfires and landslides in certain geographies; deluge flooding and accelerated soil erosion; and hurricane, typhoon and cyclone events due to higher sea surface temperatures. Chronic risks associated with climate change may include heat stress, water stress and increased number of days below freezing. Climate change may also adversely impact the demand, price, and availability of insurance.
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
Our success depends on our ability to attract and retain qualified, experienced personnel in the locations in which we operate, and we rely heavily on critical executive and senior management level individuals, as well as those with niche technical skills. For example, the availability and retention of skilled personnel is highly competitive in the current market, particularly in Argentina where there are combined stressors from inflation and heightened activity and growth within the lithium and mining industries. The inability to recruit and retain key personnel under such challenging conditions, including personnel with technical skills, or the unexpected loss of such personnel may adversely affect our operations. In addition, because of our reliance on these individuals, our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other technical positions throughout the organization. If we fail to identify and develop or recruit successors and maintain our competitive advantage, we are at risk of being harmed by the departures of these key employees.

Some of our employees are unionized or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2024, Arcadium Lithium had approximately 2,604 full time, part-time, temporary and contract employees. A large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, some of our operations employees in Argentina are represented by national mining unions, and any changes to employment conditions such as salaries and benefits and staff changes, must be approved by provincial branches of the unions which may impede efforts to restructure our workforce. Due to inflation challenges in Argentina in prior years, Livent and Allkem had to negotiate wage increases for our employees with these unions and we expect such negotiations to continue in the future.
Arcadium Lithium has enforceable collective bargaining agreements ("CBAs") in place at MdA and Olaroz and is actively negotiating updates with the Argentinian Mining Workers Association (known locally as AOMA). Although both CBAs were due for renegotiation in recent years, ongoing, collaborative discussions have kept them valid and enforceable according to local law and practice, as the dynamics of renegotiations evolve according to market practice and inflation levels. When the Sal de Vida project reaches the operations phase, the existing CBA will likely be updated and amended, in keeping with typical market practice. Many of the contractors that we use must also comply with the terms of the CBAs they have with their own employees. A strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.
Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology systems, as well as those of third parties throughout our global supply chain.
As with all enterprise information systems, our information technology systems, including operational technology ("OT"), as well as those of various third parties on which we rely now or may in the future rely, including our vendors, contractors, consultants and other partners (collectively, "Business Partners"), could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes, and may sustain damage from or otherwise be subject to computer viruses, malicious software, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems (including OT) are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, Business Partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure (including OT), or that of our Business Partners, or lead to data leakage. Such systems, which contain critical information about our business (including trade secrets, digital supply chain information, and confidential and personal information of our customers, Business Partners and employees), have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in such information technology systems and in the loss of assets (including our trade secrets and confidential business information), which could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the security measures of our Business Partners or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information, personal information or other sensitive or confidential information about the Company, our employees, Business Partners or customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in liability to us. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations, and the devotion of additional resources to the security of such information technology systems in the future could significantly increase the cost of doing business. Our integration of the information technology systems of Livent and Allkem in connection with the Allkem Livent merger may compound such risks as a result of unforeseen circumstances, including insufficient resources, human error or the consolidation or replacement of the roles of certain Business Partners.
We rely on our Business Partners to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If the information technology systems of our Business Partners become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such incidents and to develop and implement protections to prevent future events of this nature from occurring. Any cybersecurity insurance that we may have in place may not cover such expenses. Additionally, if our Business Partners fail to maintain or protect their information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to their information technology systems, we or our Business Partners could have difficulty preventing, detecting and controlling such cyber breaches, and any such breaches could result in losses described above as well as disputes with our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to various laws, rules, regulations and guidelines relating to data privacy and/or the use and processing of personal information.
We are, and may increasingly become, subject to various laws, directives, industry standards, rules and regulations, as well as contractual obligations, related to data privacy and/or the use and processing of personal information in the jurisdictions in which we operate. The regulatory environment related to data privacy and/or the use and processing of personal information is increasingly rigorous, with new and constantly changing requirements applicable to our business, and is likely to remain uncertain for the foreseeable future. These laws, rules and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition or results of operations. If applicable data privacy laws become more restrictive, our compliance and other costs may increase, our systems may require significant changes, and our potential reputational harm or liability for security breaches or compliance violations may increase. Moreover, in light of the complex and evolving nature of privacy laws, there can be no assurances that we will be successful in our efforts to comply with such laws and associated regulatory expectations. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws, rules, regulations and guidelines relating to data privacy and/or the use and processing of personal information could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or consumers, which could subject us to significant fines, sanctions, awards, penalties, corrective measures or judgments that could adversely affect our reputation, as well as our results of operations and financial condition.
Our inability to maintain, protect and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
Protection of our patents, trade secrets, trademarks and copyrights, proprietary processes, methods, formulations, and compounds, and the incorporation of such formulations and compounds into various products and other technology, is important to our business. Although our existing processes and products may not be protected or protectable by patents, we generally rely on the intellectual property laws of the U.S. and certain other countries in which our products are produced or sold, as well as licenses and non-disclosure and confidentiality agreements, to protect our intellectual property rights. Notwithstanding the measures we take to ensure our intellectual property assets are adequately protected, there are circumstances out of our control that may result in the loss of valuable proprietary technologies. These circumstances include the patent, trade secret and trademark laws of some countries, their enforcement (which may not protect our intellectual property rights to the same extent as the laws of the U.S.), and delays in obtaining intellectual property rights. If patents are eventually issued to us, those patents may or may not provide meaningful protection against competitors or against competitive technologies. There can be no assurance that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.
From time to time, we may license or otherwise obtain certain intellectual property rights from third parties and we endeavor to do so on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all, or we could fail to renew such licenses or such licenses could terminate, which could have a material adverse effect on our ability to create a competitive advantage, create innovative solutions for our customers, and provide products to our customers, which will adversely affect our net sales and our relationships with our customers.
With respect to unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets necessary to develop and maintain our competitive position, while we generally enter into confidentiality and non-disclosure agreements with our employees and third parties to protect our intellectual property, there can be no assurance that these agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of any such breach or an unauthorized use or disclosure of our trade secrets or manufacturing expertise. In addition, third parties may independently develop substantially equivalent proprietary information and techniques and our trade secrets and know-how may be improperly obtained by other means, such as a breach of our information technology security systems or direct theft.
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
We operate several projects through joint ventures, including Olaroz, which was developed through a joint venture with Toyota Tsusho Corporation ("TTC") and the provincial government of Jujuy and Naraha, the operations of which are managed by our joint venture partner, TTC. Our subsidiary NLI, which owns the Nemaska Lithium Project, is a joint venture with IQ and we also have contract manufacturing arrangements, and we may enter into further joint ventures and contract manufacturing arrangements in the future. The nature of these arrangements often requires us to share control of certain aspects of such arrangements with third parties, including a government entity in the case of NLI and Olaroz. Differences in views, motivations, objectives and priorities among parties may result in delayed decisions or failures to agree on major issues, which in turn may result in inefficiency or project delays. If these differences cause the affiliated entities, contract manufacturers or joint ventures to deviate from their business plans, our results of operations could be adversely affected and we may be required to materially change the level of our financial and non-financial commitment to such affiliated entity, contract manufacturing arrangement or joint venture.
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
We could be criticized, including through social media, for the scope or extent of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business and our reputation could be negatively impacted by such criticisms or perceptions, and this could impact employee recruitment and retention, and the willingness of customers and our partners to do business with us or our customers. Any such sustainability and ESG issues, could have a material adverse effect on our business.
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
We are subject to extensive federal, state, local, and foreign environmental, health and safety laws and regulations, including in the United States, the UK, Europe, Argentina, Australia, Canada, China and Japan, regulations, directives, rules and ordinances concerning, among other things, employee health and safety, the composition of our products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties (including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws) and the reclamation of our brine extraction operations and certain other assets at the end of their useful life. In addition, our production facilities require numerous operating permits. Due to the nature of these requirements and changes in our operations, we may incur substantial capital and operating costs, which may have a material adverse effect on our results of operations.
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
If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed without regard to fault or whether the release of or exposure to hazardous substances violated applicable laws or regulations and may also be imposed jointly and severally. Such liabilities may also be imposed on for releases of hazardous substances at our current or former facilities, as well as at third party facilities used for the disposal of hazardous substances generated by our operations.
We have in the past, and may in the future, be subject to claims by third parties or employees relating to exposure to hazardous materials and the associated liabilities may be material. We also have generated, and continue to generate, hazardous wastes at a number of our facilities, including our Bessemer City, North Carolina facility, Fénix, Sales de Jujuy and Sal de Vida in Argentina, Galaxy, Canada, and Mt Cattlin, Australia. Additional information may arise in the future concerning the nature or extent of our liability with respect to Bessemer City, North Carolina, Sales de Jujuy, and Sal de Vida, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters.
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

We manufacture or market a number of products that are or have been the subject of attention by the European Union, South Korean and United Kingdom regulatory authorities. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products. Our business and our customers are subject to significant requirements under REACH, which imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently certain lithium products are being evaluated under the EU REACH regime for possible changes to their hazard classifications, which may eventually result in restrictions on the handling and use of certain lithium salts that we produce, which may increase our production costs. While the REACH Risk Advisory Committee has recently recommended a higher risk category for these salts, the EU policy review and formal adoption process continues and the ultimate outcome is not certain. REACH and the similar laws of South Korea and the United Kingdom ("K-REACH" and "UK-REACH" respectively) may lead to significant compliance costs and result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand: additionally, customers may seek alternate products that are not as strictly regulated, which could result in a decrease in the demand for our subject products. If we fail to comply with such laws and regulations we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.
Environmental laws and regulations applicable to our operations and products are subject to change and may evolve toward stricter standards and enforcement policies and practices, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility and liability for companies and their officers, directors and employees. Changes in environmental legislation and our required compliance with that legislation could increase the cost of our exploration, development and mining activities or delay or preclude those activities altogether.
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
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. We have operations in the jurisdictions that have implemented, or may implement, measures to achieve objectives under the 2015 Paris Climate Agreement, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set targets for reducing greenhouse gas emissions. Significant regional or national differences in approaches to environmental laws and regulations could affect us disproportionately compared to our competitors and result in a competitive disadvantage to us.
The outcome of new legislation or regulation in the jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. We may have heightened credit risk due to our exposure to climate risks. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impact of climate change and related regulation, market trends or litigation on the Company is highly uncertain and there can be no assurance that it will not have an adverse effect on our financial condition and results of operations.
Environmental laws and regulations applicable to our operations and products are subject to change and may evolve toward stricter standards and enforcement policies and practices, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility and liability for companies and their officers, directors and employees. These changes (especially those relating to the challenges posed by climate change and the transition to a lower-carbon economy) could increase the cost of our exploration, development and mining activities or delay or preclude those activities altogether, and could materially increase our cost of doing business, require us to incur significant expenses and undertake significant investments, which could have a material adverse effect on our business, financial condition and results of operations.
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
Based on the composition of our income, assets and operations, we believe we were not a passive foreign investment company ("PFIC") for U.S. federal income tax purposes for the 2024 taxable year. If we or any of our subsidiaries is a PFIC for any taxable year, or portion thereof, that is included in the holding period of a U.S. holder of our ordinary shares, such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. There is no assurance that the Company was not a PFIC for U.S. federal income tax purposes for the 2024 taxable year or will not be a PFIC for U.S. federal income tax purposes for future taxable years.
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
In August 2022, the Inflation Reduction Act (the "IRA") was signed into law, which included the implementation of a new corporate alternative minimum tax (the "CAMT"), among other provisions. The CAMT imposes a minimum tax on the adjusted financial statement income ("AFSI") for "applicable corporations" with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test but would only be subject to CAMT if the three-year average AFSI of its U.S. members, U.S. trades or business of foreign group members that are not subsidiaries of U.S. members, and foreign subsidiaries of U.S. members exceeds $100 million. Although we currently do not believe that the CAMT will have a significant impact on our tax results, there are a number of uncertainties and ambiguities as to the interpretation and application of the CAMT, and it is possible that any future guidance with respect to the interpretation and application of the CAMT could result in the CAMT having a material effect on our liability for corporate taxes and our consolidated effective tax rate.
In October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the "Inclusive Framework") published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed to on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. In October 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD members who have agreed to the plan, effective in 2024. On December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules.
The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. The Inclusive Framework has released technical and administrative guidance on the implementation of pillar two, including the provision of temporary and permanent safe harbors, reporting requirements and clarifications on the application of the rules. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in all countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate, could have a material effect on our liability for corporate taxes and our consolidated effective tax rate. A majority of the jurisdictions in which we operate have enacted their local implementation of the Pillar Two Rules already. However, not all of the countries in which we operate, including the United States and Argentina have enacted or substantively enacted pillar two rules as part of their national laws. Each country enacting their own legislation may create uncertainty and ambiguity as to the interpretation and application of the pillar two rules, and while consultation on a number of areas remains ongoing, we will continue to monitor developments closely.
Pillar two rules provide primary taxing rights to the jurisdiction of the ultimate parent entity’s tax residence. As we intend to maintain tax residency solely in the Republic of Ireland, the transposition by the Government of Ireland of the pillar two rules into domestic legislation will be of particular relevance to us. The Government of Ireland transposed the pillar two rules into domestic legislation as part of the Finance (No. 2) Act 2023 (the "Finance Act"). The Finance Act included an Income Inclusion Rule (“IIR”) and an Undertaxed Profits Rule (UTPR), as well as a Qualified Domestic Top-up Tax (“QDTT”). The IIR and QDTT took effect for fiscal years commencing on or after December 31, 2023, and the UTPR will take effect for fiscal years commencing on or after December 31, 2024. The Finance Act closely follows the EU Minimum Tax Directive and OECD Guidance released to date, including the latest Guidance issued in December 2023 which was incorporated by the Minister of Finance through a Ministerial Order. For completeness, the Government of Jersey also confirmed its approach to pillar two in a statement in May 2023, where it stated that its intention was to implement the income inclusion rule and a domestic minimum tax to provide a 15% effective tax rate for large in-scope multinational enterprises from January 1, 2025. On the assumption that we will maintain our tax residency solely in the Republic of Ireland, the transposition of the pillar two rules by the Government of Jersey into domestic legislation should not have application to us. Our expectation is that this would impact us only if we were in the future to become tax resident in Jersey, or to have Jersey tax resident entities within our group.
In addition, in February 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred.
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
•mergers, acquisitions, joint ventures, divestitures, corporate reorganizations, and other strategic activity, including the proposed transaction with Rio Tinto;
•introduction of new products and services by us, our competitors or customers;
•issuance of new or changed securities analysts’ reports or recommendations;
•the impact of retail investor activity and large block trades;
•additions or departures of key personnel;
•regulatory developments;
•litigation and governmental investigations;
•economic and political conditions or events, including tariffs and trade restrictions; and
•changes in investor perception of our market positions based on third-party information.
These and other factors may cause the market price and demand for our ordinary shares to fluctuate substantially, which may limit or prevent investors from readily selling their shares of ordinary shares and may otherwise negatively affect the liquidity of our ordinary shares. In addition, when the market price of a stock is volatile, certain holders of that stock may institute securities class action litigation against the company that issued the stock. Some of our stockholders have brought such a lawsuit against us. As a result of this, we could incur substantial costs defending the lawsuit or any future securities class litigation that may be brought against the company.

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

ITEM 2. PROPERTIES
Arcadium Lithium has eight operational manufacturing facilities in six countries, in addition to our lithium extraction operations in Salar del Hombre Muerto and in Salar de Olaroz, Argentina and in Mt Cattlin, Australia. We have 16 facilities in nine countries to support our sales, marketing, research and development and other administrative needs, including our leased offices in Philadelphia, Pennsylvania. The properties include Allkem’s manufacturing facilities, extraction operations and other properties acquired in the Allkem Livent Merger. Our research, development and innovation facilities are located in Bessemer City, North Carolina.
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
We consider all of our plants, facilities and equipment to be suitable and adequate for the business we conduct and in good operating condition. We maintain them regularly. The function and location of our owned or leased properties is presented in the table below:

Location	Function	Leased/Owned

United States
Philadelphia, Pennsylvania	Corporate Administrative	Leased
Bessemer City, North Carolina	Manufacturing and Research	Owned
Charlotte, North Carolina	Sales and Administrative	Leased
Houston, Texas	Corporate Administrative	Leased
South America
Fénix, Argentina (located within the Salar del Hombre Muerto)	Lithium Extraction and Manufacturing	Owned
Guëmes, Argentina	Manufacturing	Owned
Catamarca, Argentina	Administrative	Leased
Salta, Argentina	Administrative	Owned
Pocitos, Salta, Argentina	Transfer Station	Land use right so long as we have our mining concession
Salar de Olaroz, Jujuy, Argentina	Lithium Extraction and Manufacturing	Owned(1)
Salar de Cauchari, Jujuy, Argentina (Cauchari Project)	Lithium Extraction and Manufacturing (pre-feasibility stage)	Owned
Sal de Vida, Argentina (located within the Salar del Hombre Muerto) Catamarca	Lithium Extraction and Manufacturing (currently under development)	Owned
Ciudad de Buenos Aires, Buenos Aires, Argentina	Regional Headquarters	Leased
San Salvador de Jujuy, Jujuy, Argentina	Administrative	Leased
San Fernando del Valle de Catamarca, Catamarca, Argentina	Administrative	Leased
Europe
Bromborough, United Kingdom	Manufacturing and Sales	Leased
Asia
Zhangjiagang, China	Manufacturing	Land use right, building owned
Shanghai, China	Sales and Administrative	Leased
Tokyo, Japan	Sales	Leased
Naraha, Fukushima, Japan	Manufacturing	Owned(2)
Seoul, South Korea	Sales	Leased
Singapore	Operations and Administrative	Leased
Canada

Location	Function	Leased/Owned
Whabouchi Mine, James Bay region of Québec (Nemaska Lithium Project)	Production of lithium spodumene minerals and lithium concentrate (currently under development)	Owned(3)
Bécancour, Québec (Nemaska Lithium Project)	Manufacturing (currently under development)	Owned(3)
Matagami, Québec	Transfer Station	Owned(3)
James Bay, Québec (Galaxy)	Production of lithium spodumene minerals and lithium concentrate (currently under development)	Owned
Montreal, Québec	Administrative	Leased
Australia
Mt Cattlin, Western Australia	Manufacturing and production of lithium spodumene minerals and lithium concentrate	Owned
Perth, Western Australia	Administrative	Leased
__________________
1.Olaroz is owned through a joint venture with ownership of 66.5% by Arcadium, 25% by TTC and 8.5% by JEMSE.
2.Naraha is owned through a joint venture, TLC, with economic ownership of 75% by Arcadium and 25% by TTC.
3.Whabouchi and Bécancour, are 50% owned through Nemaska Lithium Inc., a joint venture. The remaining 50% economic interest in NLI is owned indirectly by the government of the province of Québec, Canada, through Investissement Québec.

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
Overview
The mineral property information presented below includes the mineral properties owned by the Company at December 31, 2024. We acquired all of Allkem's interests in its mineral properties on January 4, 2024, upon the completion of the Allkem Livent Merger. In certain cases, the assumptions and methods in determining mineral resources and mineral reserves for Livent's and Allkem's legacy properties as of December 31, 2024 differed, as noted in the text and the footnotes that accompany the tables below, and in the technical report summaries (each technical report summary, a "TRS") prepared by various QPs, as described below. Where these differences arise they are mainly related to differences in professional opinion or judgement amongst the various QPs responsible for preparing the TRSs, which in certain cases may be based on information provided by Livent's and Allkem's respective legacy management teams at the time the TRSs were prepared. Examples of the differences in approaches taken between legacy Livent and Allkem for resource and reserve reporting include: the interpolation methods used to estimate lithium between measured concentration, timeframes for establishing proven or probable reserves, and anticipated expenditures and long-term pricing. Arcadium Lithium intends to harmonize its economic modeling approach across all of its mineral properties in the future. Although we believe the key assumptions used in the TRSs to measure mineral resources and reserves were accurate in all material respects as of December 31, 2024, such harmonization, along with new developments after that date, could result in changes in the amounts of mineral resources and reserves that we report in the future. See Item 1.A. “Risk Factors—Growth Strategy Risks— Our operations, results of operations and financial condition are dependent on the existence, availability and profitability of mineral resources and mineral and ore reserves, and determining such existence, availability and profitability is done by estimates, which are subject to inherent uncertainties.
At December 31, 2024, Arcadium Lithium had seven mining properties.
Three properties are in the production stage. They are Fénix, Olaroz and Mt Cattlin. Fénix is located in Salar del Hombre Muerto, in Catamarca Province, Argentina. We refer to this region as "Salar del Hombre Muerto" or "SdHM" and to this mining property in the region as the "SdHM property." The Salar de Olaroz property located in Jujuy Province, Argentina has started extraction without determining mineral reserves. We refer to this mining property as "Olaroz." Olaroz is owned by the Company through a joint venture with ownership of 66.5% by the Company, 25% by TTC and 8.5% by JEMSE (a Jujuy provincial mining body) and, pursuant to Subpart 1300, is reported in this "Properties" section only for the portion of production and mineral resources attributable to the Company’s interest in the property. Mt Cattlin is located in Western Australia. We refer to this mining property as "Mt Cattlin."
The Company has four development stage properties. Two are located in Québec, Canada, one is in Salar de Cauchari in Jujuy Province, Argentina, and the other is in Sal de Vida in Catamarca Province, Argentina.
In Québec, Canada, the Company owns an 50% economic interest (through a joint venture, as discussed further below) in a development stage property in the James Bay area, near the community of Nemaska, in the Province of Québec, Canada. We refer to this property as the "Whabouchi Mine," which we expect will provide spodumene concentrate to a lithium hydroxide conversion facility under construction in Bécancour, Québec. Together, the Whabouchi Mine and the Bécancour lithium hydroxide conversion facility are part of the "Nemaska Integrated Lithium Project." Pursuant to Subpart 1300, the Whabouchi Mine is reported in this "Properties" section only for the portion of production and mineral resources attributable to the Company's interest in the property. The Company owns another development stage property in Québec, Canada that is also located in the James Bay area. We refer to it as "Galaxy." Galaxy was previously referred to by Allkem as James Bay.
Arcadium Lithium owns the two development stage mining properties located in Salar de Cauchari in Jujuy Province, Argentina (pre-feasibility stage) and Sal de Vida in Catamarca Province, Argentina (under construction). We refer to them as ""Cauchari" and "Sal de Vida", respectively.
The approximate locations of our mining properties are indicated on the map below:

Galaxy Project, Canada
(Ownership 100%)
Whabouchi, Canada[1]
(Ownership 50%)
Mt Cattlin, Australia
(Ownership 100%)
Olaroz, Argentina
(Ownership 66.5%)
Cauchari, Argentina
(Ownership 100%)
Salar del Hombre Muerto, Argentina
(Ownership 100%)
Sal De Vida, Argentina
(Ownership 100%)
Location date as of December 31, 2024
1 Non-operating partner
Operating Asset
Development Asset / Project

Detail on the location, ownership, operations of and other relevant information about our mineral properties (including our Mt Cattlin, Olaroz, Sal de Vida, Cauchari and Galaxy (formerly known as James Bay) properties, which were owned by Allkem as of December 31, 2023 and acquired by us on January 4, 2024 in the Allkem Livent Merger) is contained below under "Material Individual Properties."
Production
Aggregate annual production for our mining properties (including properties that were owned by Allkem as of December 31, 2023, prior to the Allkem Livent Merger) for the three years ended December 31, 2024 is shown in the below table.

	Aggregate Annual Production (metric tons)
	Fiscal year ended December 31,
Lithium (Lithium metal)(1)	2024	2023	2022

Australia
Mt Cattlin	3,918	5,891	5,036
Argentina
Salar del Hombre Muerto (2)	4,626	4,168	3,962
Olaroz(3)	2,929	2,218	1,744
Sal de Vida(4)	—	—	—
Cauchari(4)	—	—	—
Canada
Whabouchi Mine(4)	—	—	—
Galaxy (4)	—	—	—
Total lithium metal	11,473	12,277	10,742
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
Mineral Resources
The following table provides a summary of our reported mineral resources, exclusive of reserves, as of December 31, 2024 (including the resources of the Allkem properties we acquired on January 4, 2024 in the Allkem Livent merger). The below mineral resource amounts are rounded and shown in thousands of metric tons. The amounts represent our attributable portion based on our economic ownership percentages in each of the properties (after giving effect to the Allkem Livent Merger). Additional information regarding mineral resources for each material property is included in the "Material Individual Properties" section below, as well as in the TRSs referenced in the exhibits to this Annual Report.

Lithium - Hard Rock(1)(3)	Measured Mineral Resources		Indicated Mineral Resources		Total Measured and Indicated Mineral Resources		Inferred Mineral Resources
(Ore)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)
Australia
Mt Cattlin(4)	112	1.11%	6,367	1.42%	6,479	1.41%	4,808	1.27%
Canada
Whabouchi Mine(5)	—	—%	3,900	1.61%	3,900	1.61%	4,100	1.31%

Lithium - Hard Rock(1)(3)	Measured Mineral Resources		Indicated Mineral Resources		Total Measured and Indicated Mineral Resources		Inferred Mineral Resources
Galaxy(6)	—	—%	18,100	1.12%	18,100	1.12%	55,900	1.29%
Total	100		28,367		28,479		64,808

Tantalum - Ta2O5(1)(3)(15)	Measured Mineral Resources		Indicated Mineral Resources			Total Measured and Indicated Mineral Resources		Inferred Mineral Resources
(Ore)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)		Grade (ppm)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)	Grade (ppm)
Australia
Mt Cattlin	112	176	6,367		178	6,479	178	4,808	177
Total	148	191	7,159	$7,159.00	175	7,307	175	5,376	173

Lithium - Brine(2)(3)(8)	Measured Mineral Resources		Indicated Mineral Resources		Total Measured and Indicated Mineral Resources		Inferred Mineral Resources
(Lithium metal)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)
Argentina
Salar del Hombre Muerto(7)	370	—	228	—	597	—	892	—
Olaroz(9)(10)(16)	1,555	659	498	592	2,053	641	1,105	609
Sal de Vida(10)(13)	577	745	181	730	758	742	123	556
Cauchari(10)(14)	302	581	321	494	623	519	285	473
Total	2,804		1,228		4,031		2,405
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
4.For Mt Cattlin, a cut-off grade of 0.3% Li2O for Open Pit Mineral Resources was applied to an optimised pit shell for a spodumene concentrate (6.0% Li2O) price of US$1,500 per metric ton and an A$/US$ exchange rate of 1.43. Additionally, a cut-off grade of 0.58% Li2O for Underground Mineral Resources was applied to material below the optimised pit, within optimised stopes for a spodumene concentrate (6.0% Li2O) price of US$1,500 per metric ton and an A$/US$ exchange rate of 1.35. Optimised stopes use a stope geometry of 20m x 20 with a minimum width of 2.5m. The estimate is reported in-situ.
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
6.For Galaxy, a raised cut-off grade of 0.5% Li2O was estimated due to metallurgical considerations. The estimated break-even cut-off grade is 0.17% Li2O. Mineral resources are estimated using a long-term spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton and a Canadian dollar ("C$")/US$ exchange rate of 1.3 over the entirety of the life-of-mine of 19 years. The estimate is reported in-situ.
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
8.Brine deposits are fluid and move across resource intervals in response to pumping, infiltration and other environmental factors. Additionally, probable mineral reserves often include production from both measured and indicated resource intervals, making a direct comparison between resources at a static point in time and reserves, which are dynamic and occur over several decades, challenging. For the SdHM property, estimates of in-situ resources exclusive of reserves were estimated by simply subtracting proven reserves from measured resources and probable reserves from indicated resources. Given that reserves are dynamic and resources are static, concentrations by resource category after reserves are extracted are not included for the SdHM property because changes in reservoir volume between the start and end of mine result in lithium concentrations that are not meaningful since they are not presented in the appropriate hydrogeologic context. For the Olaroz, Cauchari, and Sal de Vida properties, estimates of in-situ resources exclusive of reserves were estimated assuming that the brine was depleted in proportion to mineral resources over the life of mine period (instead of assuming depleted brine replaces lithium enriched brine, which in general is the manner in which production at these properties takes place). Accordingly, for these properties (which were acquired in the Allkem Livent merger), the resource mineral concentrations presented should not be assumed to be the actual concentrations of resources remaining at the end of the life of mine period).
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
11.For the SdHM property, a cut-off grade of 218 mg/L was estimated for a price of $20,000 per metric ton LCE over the entirety of the life-of-mine. The average lithium grade of the measured and indicated mineral resources corresponds to 650 mg/l. The average mineral resources concentration are well above the 218 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
12.For Olaroz, a lithium cut-off grade of 300 mg/l was estimated based on an elevated cut-off grade for a price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the measured and indicated mineral resources corresponds to 609 mg/l. The average mineral resources concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
13.For Sal de Vida, an elevated lithium cut-off grade of 300 mg/l was estimated based on a price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 40 years. The average lithium grade of the measured and indicated mineral resources corresponds to 742 mg/l and represents the estimated in situ measured and indicated resource grade after mining. The average measured and indicated mineral resources concentration is well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
14.For Cauchari, an elevated lithium cut-off grade of 300 mg/l was estimated based on a price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the measured and indicated mineral resources corresponds to 519 mg/l and represents estimated in situ measured and indicated resource grade after mining. The average measured and indicated mineral resources concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
15.Tonnage of lithium hard rock ore resources reported for Mt Cattlin above include the concentration of tantalum in parts per million (ppm) reported in this table.
16.The resource has been depleted for the historical well production which is approximately 0.380 million tons of lithium carbonate equivalent (LCE), 0.365 million tonnes of LCE were depleted from measured resource and 0.015 million tons of LCE was depleted from indicated resources (associated with the accumulative production of well E-26). The accumulated production between 30 of June of 2023 and 31 December of 2024 was 0.088 million tons of LCE. The production values are 100% basis.

Mineral Reserves
The following table provides a summary of our mineral reserves at December 31, 2024 (including the reserves of the Allkem properties we acquired on January 4, 2024 in the Allkem Livent merger). The below mineral reserve amounts are rounded and shown in thousands of metric tons. The amounts represent our attributable portion based on our economic ownership percentages in each of the properties (after giving effect to the Allkem Livent Merger). Additional information regarding mineral reserves for each material property is included in the "Material Individual Properties" section below, as well as in the TRSs referenced in the exhibits to this Annual Report.

Lithium - Hard Rock	Proven Mineral Reserves		Probable Mineral Reserves		Total Proven and Probable Mineral Reserves
(Ore)(1)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)	Amount (MT in thousands)	Grade (%Li2O)
Australia
Mt Cattlin(3)	89	0.91%	3,644	1.02%	3,733	1.02%
Canada
Whabouchi Mine(4)	5,200	1.40%	13,800	1.28%	19,100	1.31%
Galaxy(5)	—	—%	37,300	1.27%	37,300	1.27%
Total	5,289	1.38%	54,744	1.27%	60,133	1.28%

Tantalum - Ta2O5	Proven Mineral Reserves		Probable Mineral Reserves		Total Proven and Probable Mineral Reserves
(Ore)(1)(10)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)	Grade (ppm)	Amount (MT in thousands)	Grade (ppm)
Australia
Mt Cattlin	89	126	3,644	113	3,733	114
Total	89	126	3,644	113	3,733	114

Lithium - Brine	Proven Mineral Reserves		Probable Mineral Reserves		Total Proven and Probable Mineral Reserves
(Lithium metal)(2)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)	Amount (MT in thousands)	Concentration (mg/L)
Argentina
Salar del Hombre Muerto(6)	142	725	578	628	720	650
Olaroz(7)	—	—	—	—	—	—
Sal de Vida(8)	84	799	383	748	467	757
Cauchari(9)	43	571	169	485	212	501
Total	269	722	1,130	641	1,399	658
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
3.For Mt Cattlin, a cut-off grade of 0.3% Li2O was estimated for a spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton and an A$/US$ exchange rate of 1.43 over the entirety of the life-of-mine of 2 to 3 years. Proven mineral reserves are estimated in-situ. Probable mineral reserves include both in-situ and stockpiled ore.
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
5.For Galaxy, mineral reserves are reported using a cut-off grade of 0.62% Li2O and include 8.7% dilution at an average grade of 0.42% Li2O. The average life-of-mine strip ratio is 3.56:1. Mineral reserves are estimated using a long-term spodumene concentrate (6.0% Li2O) price of $1,500 per metric ton and a C$/US$ exchange rate of 1.3 over the entirety of the life-of-mine of 19 years. Bulk density of ore is variable, outlined in the geological block model, and averages 2.7 t/m3. Mineral reserves are estimated in-situ.
6.For the SdHM property, a cut-off grade of 218 mg/L was estimated for a price of $20,000 per metric ton LCE over the entirety of the life-of-mine. Proven reserves were depleted by the amount of production that occurred in 2024. The average lithium grade of the proven and probable reserves corresponds to approximately 650 mg/l and represents the flux-weighted composite brine produced at the wellhead.
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
Internal Controls
The development of our mineral resources and reserves estimates, including related assumptions, were prepared by the QPs. In addition, the modeling and analysis of mineral resources and reserves on properties that were owned by the Company was developed by the Company’s site personnel and reviewed by several levels of internal management, as well as the QPs for each site. We also reviewed the mineral resources and reserves and engaged third-party consultants and independent laboratories to generally review the data.
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
We have developed quality control and quality assurance ("QC/QA") procedures, which were reviewed by the QPs to ensure the process for developing mineral resource and reserve estimates were sufficiently accurate. QC/QA procedures include independent checks on samples by third party laboratories and duplicate sampling, among others. In addition, at our operating facilities, the QPs reviewed the consistency of historical production as part of their analysis of the QC/QA procedures. See details of the controls in the TRSs as referenced in Exhibits to this Annual Report.
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

Material Individual Properties

Salar del Hombre Muerto
Mineral resource and reserve estimates for our mining property in Salar del Hombre Muerto indicated in this Annual Report are based on a TRS dated February 21, 2023 (amended on November 14, 2023), referenced in Exhibit 96.1 to this Annual Report (the "SdHM TRS"), which was originally prepared by employees of Integral Consulting Inc., who are named in section 2.5 of the TRS and who we have determined to be qualified persons within the meaning of Subpart 1300. In the period between the original report date (February 21, 2023) and amended report date (November 14, 2023) one of the QPs, Mr. Sean Kosinski, became an employee of Arcadium Lithium (previously Livent Corporation). Integral's other QP who prepared the TSR is not an Arcadium Lithium employee and is not an affiliate of Arcadium Lithium or another entity that has an ownership, royalty, or other interest in Salar del Hombre Muerto. Mr. Kosinski is not an affiliate of any other entity that has an ownership, royalty, or other interest in Salar del Hombre Muerto.
The mineral resources and reserves information in the SdHM TRS was prepared and presented as of December 31, 2022. The mineral resources and reserves information as of December 31, 2024 presented below is based on such TRS, except that it has been adjusted by the relevant QPs for depletion for the period from January 1, 2023 through December 31, 2024. The relevant QPs have determined that all material assumptions and information relating to the disclosure of SdHM mineral resources and reserves, including material assumptions relating to all modifying factors, price estimates and technical information in the SdHM TRS, remain current in all material respects as of December 31, 2024.
Overview
The SdHM property is primarily located in the Western Subbasin of the Salar del Hombre Muerto, a salt pan (salar) located in northwest Argentina (latitude 25° 22' 38" South, longitude 67° 8' 13" West), in the northeastern portion of Catamarca province on the border with Salta Province, as indicated in the map below.

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
Reserves were initially estimated (as of December 31, 2022) assuming a life-of-mine and anticipated lithium carbonate production schedule of 40 years, beginning in 2023. Current Reserves (as of December 31, 2024) reconciled to actual production by reducing the proven reserves by the amount of production that occurred between the start of 2023 and end of 2024. Based on available resources, current mine plans, and pricing assumptions, the life-of-mine is expected to remain profitable and above the cut-off grade beyond the life-of-mine (38 years as of December 31, 2024).
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

In connection with the mining concession, MdA owns and operates selective adsorption lithium production facilities and related chemical processing plants (the "SA Plant") in the Western Subbasin of the SdHM property (latitude 25° 29' 24" South, longitude 67° 6' 38" West).
Mineral Resources and Reserves
Mineral Resources Estimate
The following table provides a summary of our estimated mineral resources at our SdHM property, exclusive of reserves, at December 31, 2024. The below mineral resource amounts are rounded and shown in thousands of MT of elemental lithium. A summary of the material technical information and assumptions supporting mineral resources are included below the table, and set forth in further detail in the TRS referenced in Exhibit 96.1 to this Annual Report. The total measured and indicated mineral resources estimates below remain unchanged from those contained in the TRS, with an effective date of December 31, 2022, as the relevant QPs determined that such estimates were not impacted by depletion of reserves from production.
Mineral Resources (exclusive of reserves) at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $20,000 per MT LCE

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
•The mineral resource for lithium was estimated for the entire area of Arcadium Lithium's concessions for the SdHM, using several related methods described in the TRS. For all methods, the area of analysis (i.e., the resource extent of Arcadium Lithium's concessions in SdHM) included nearly all portions of the Western Subbasin of SdHM (not extending beyond) the concession boundaries.
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
•A cut-off grade of 218 mg/L is tied to the resource estimate (exclusive of lithium reserves) because the cut-off grade was estimated for reserves. The assumptions underlying this estimate are described under "Mineral Reserves Estimate" below. As indicated below, the model-simulated flow-weighted average lithium concentration was 523 mg/L at the end of mine life.
Mineral Reserves Estimate
The following table provides a summary of our estimated mineral reserves at our SdHM property at December 31, 2024. Lithium reserves are the economically mineable part of the lithium resource. The below mineral reserve amounts are rounded and shown in thousands of MT of elemental lithium. A summary of the material technical information and assumptions supporting mineral reserves are included below the table, and set forth in further detail in the TRS, referenced in Exhibit 96.1 to this Annual Report, which reflects mineral reserves as of December 31, 2022, which have been reduced from 731 thousand MT of elemental lithium as of December 31, 2022 (of which 153 thousand MT were proven reserves), which is the amount of reserves set forth in the SdHM TRS, to reflect the amount of lithium produced since. Thus, the mineral reserves estimates below have been updated to reflect depletion, as determined by Integral Consulting Inc. and Sean Kosinski, the QPs who prepared the SdHM TRS, by removing from the reserves the amount of lithium which was extracted from the property between January 1, 2023 and December 31, 2024 from the amounts in the SdHM TRS.

Mineral Reserves at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $20,000 per MT LCE.

Category	Lithium (MT in thousands)	Concentration (mg/L)
Proven Mineral Reserves	142	725
Probable Mineral Reserves	578	628
Total Mineral Reserves	720	650
•Values rounded to the nearest thousand.
•Lithium reserves are reported as bagged product in thousands of MT of elemental lithium. On an LCE basis, we had 756 thousand MT LCE in proven reserves and 3,077 thousand MT LCE in probable reserves.
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

•Proven mineral reserves were reduced from the amount reported in the TRS as of December 31, 2022, to account for mine depletion from production during 2023-2024 as determined by the QPs.
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
•Assumed pricing for battery-grade lithium carbonate of $20,000 per MT LCE throughout the life of asset.
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
For comparative purposes, proven reserves were 142 k MT    and 148 k MT as of December 31, 2024 and 2023, respectively, representing a decrease of 4 percent due to production. Probable reserves remained unchanged. Mineral resources remained unchanged as no further studies were conducted in 2024.
The key assumptions and parameters relating to the SdHM property’s lithium mineral resources and reserves are discussed in more detail in sections 11 and 12, respectively, of the TRS. Our mineral resource and reserve estimates are based on many factors, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings "Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life-of-mine plan, the area and volume covered by our mining rights, our projected expansions of production capacity, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves.

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
MdA is required to pay the Catamarca province an immaterial semi-annual "canon" fee pursuant to the Argentine Mining Code and monthly royalties equal to 3% of the pithead value of the minerals extracted by MdA (the "Pithead Royalty") pursuant to the Argentine Mining Investment Law and Catamarca provincial law. Separately, under an amendment to its long-term agreement with Catamarca entered into on January 25, 2018, MdA agreed to pay the Catamarca province an additional monthly contribution (the "Additional Contribution") and to make Corporate Social Responsibility ("CSR") expenditures. The Additional Contribution amount is equal to 2% of sales of products in a given month measured at the higher of MdA’s average invoice price or an average export price for similar products from Chile and Argentina, net of tax in either case (the "Contractual Price") less Pithead Royalty. The total amount MdA pays will not be above 2% of sales of products at the Contractual Price in a given month. The CSR amount each year is the equivalent of 0.3% of MdA's annual sales of products at the Contractual Price. Total payments including the "canon" fee, Pithead Royalty, Monthly Contribution, CSR expenditures and water trust payments equal to 1.2% of annual sales of products at the Contractual Price were approximately $10.8 million, $25.8 million and $24.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. There are no private royalties that apply to our production from SdHM property.
A portion of the territory governed by our concession rights, representing approximately 7.6% of our concession (approximately 25 square kilometers), is subject to a longstanding border dispute between Catamarca and the adjacent Salta province. The border dispute has never impacted our operations and we do not expect that it will impact our operations going forward and we do not view this as material, as deposits in the area are not as thick and the grade of lithium concentration is generally much lower. Salta province claims that it is entitled to royalties from us for the minerals extracted within the small portion of our concession that falls within the disputed territory, although under Argentine law we cannot be charged duplicate royalties for the same minerals (the "Salta Royalty Claim"). Additionally, the Salta province has granted and may grant mineral concessions in the disputed territory to other parties, although to date Catamarca authorities have not permitted any others to extract lithium from within the boundaries of our concession. We previously engaged in judicial proceedings in Argentina with the Salta province to resolve the Salta Royalty Claim. In January 2021, MdA and the State Prosecutor of Salta entered into an agreement to suspend the judicial proceedings and for discussions with the competent authorities of the Salta province to evaluate and resolve the Salta Royalty Claim. The agreement may be terminated by either party upon sixty days’ prior notice. The discussions are ongoing.
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
The energy required for the mining and production operations on the SdHM property is generated at an on-site facility, with eight generators fueled by natural gas, supplied to the site via pipeline operated by an independent third party, and/or the diesel, transported by vehicles and maintained in storage facilities. The water for the mining operations is withdrawn from a small surface water impoundment and from a series of groundwater pumping wells. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly.
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
In addition to the SA Plant, the SdHM property includes various infrastructure components necessary to its operations, as described in section 15 of the TRS. MdA’s workforce at the SdHM property was composed of approximately 582 employees as of December 31, 2024, mostly residents of Catamarca Province. As of December 31, 2024, the total book value of the SdHM property and its associated plant and equipment was approximately $934.4 million.
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
We are expanding our production capacity in multiple phases in order to increase our mineral processing capacity at the SdHM property in future years. We are well advanced on a 20,000 metric ton expansion of lithium carbonate that is expected to come online in two equal phases (1A and 1B). Each phase of the expansion involves constructing a new selective adsorption plant, a new carbonate plant and supporting infrastructure. Phase 1A was completed in mid-2024, which lead to an increase in production in the last half of 2024 relative to the prior year,
See section 14.6 of the TRS for additional information about the expansion projects and section 18 of the TRS for the related estimated capital expenditures.
Olaroz
Mineral resource estimates for Olaroz in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.3 to this Annual Report (the "Olaroz TRS"), which was prepared by an employee of Hydrominex Geoscience, a third-party firm comprising mining experts in accordance with Subpart 1300, and an employee of Gunn Metallurgy, a third -party firm comprising mining experts in accordance with Subpart 1300, who we have determined to be a QPs within the meaning of Subpart 1300. The employee of Hydrominex Geoscience and the employee of Gunn Metallurgy who prepared the TRS are not employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). None of Hydrominex Geoscience, Gunn Metallurgy or their respective employees who prepared the TRS are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in Olaroz.
The mineral resources information for Olaroz in the Olaroz TRS was prepared and presented as of June 30, 2023 (which was Allkem’s fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2024 presented below is based on such and has been adjusted by the employee of Hydrominex Geoscience who prepared the estimate of resources in the Olaroz TRS for depletion from production for the period from July 1, 2023 through December 31, 2024. The relevant QPs have determined that all material assumptions and information relating to the disclosure of Olaroz mineral resources in the respective sections of the Olaroz TRS prepared by them, including material assumptions relating to all modifying factors, price estimates and technical information in the Olaroz TRS, remain current in all material respects as of December 31, 2024. No mineral reserves have been determined for Olaroz as of the date of this Annual Report on Form 10-K.

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
As of December 31, 2024, the total book value of Olaroz and its associated plant and equipment was approximately $1,833.8 million.
Mineral Resources
A summary of Olaroz's lithium mineral resources, as of December 31, 2024 is shown in the following table.
No mineral reserves have been determined at Olaroz, and Allkem has started extraction at Olaroz without determining mineral reserves. A copy of the QPs’ TRS with respect to the lithium mineral resource estimate at Olaroz, effective as of June 30, 2023, is referenced in Exhibit 96.3 to this Annual Report.
The Olaroz mineral resources as of December 31, 2024, are summarized in the following table. The measured and indicated mineral resources estimates as of December 31, 2024 presented below have been reduced from 2,065 thousand MT of elemental lithium as of June 30, 2023, which is the amount of measured and indicated resources set forth in the Olaroz TRS, to reflect the amount of lithium produced between June 30, 2023 and December 31, 2024. Thus, the mineral resources estimates below have been updated to reflect depletion, as determined by an employee of Hydrominex Geoscience, the QP who prepared the estimate of resources in the Olaroz TRS, by removing the amount of lithium that was extracted from the property between July 1, 2023 and December 31, 2024 from the corresponding amount in the Olaroz TRS.
Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $20,000 per MT LCE.

Lithium - Brine (Lithium metal)	Amount (MT in thousands)	Concentration (mg/L)
Measured Mineral Resources	1,555	659
Indicated Mineral Resources	498	592
Total Measured and Indicated Mineral Resources	2,053	641
Inferred Mineral Resources	1,105	609
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
•The resource has been depleted for the historical well production which is approximately 0.380 million tons of lithium carbonate equivalent (LCE), 0.365 million tonnes of LCE were depleted from measured resource and 0.015 million tons of LCE was depleted from indicated resources (associated with the accumulative production of well E-26). The accumulated production between 30 of June of 2023 and 31 December of 2024 was 0.088 million tons of LCE. The production values are 100% basis.
Additional information about key assumptions and parameters relating to the lithium mineral resources at Olaroz is discussed in Section 11 and key assumptions relating to the price estimates for mineral resources is discussed in Section 16, in the Olaroz TRS filed as Exhibit 96.3 to this Annual Report. The mineral resource estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings “Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life-of-mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
For comparative purposes, measured and indicated mineral resources were 2,053 and 2,059 thousands of metric tons of lithium metal as of December 31, 2024 and 2023, respectively, representing a decrease of three (3) percent. Inferred mineral resources remained unchanged at 1,105 metric tons of lithium metal as of December 31, 2024 and 2023, respectively.
The decrease in measured and indicated mineral resources from December 31, 2023 to December 31, 2024 is primarily attributable to depletion during the 2024 production year. There were no changes in inferred mineral resources from December 31, 2023 to December 31, 2024 because there was no production associated with the inferred area. The variations do not correspond to new resource estimates, but are the result of brine produced at the wellhead. No mineral reserves have been determined for Olaroz as of the date of this Annual Report on Form 10-K.
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
According to the Argentine National Constitution and the Argentine Mining Code, the ownership of the natural resources (i.e. the mineral underneath the mining properties belongs to the province where the mining properties are located. Mining royalties in Jujuy are due to the province in consideration for exploitation rights granted to the owner of the mine as concession for the exploitation. The mining royalties are specifically set forth in the Argentine Mining Investment Law (which the Province of Jujuy adhered by means of Law No. 4695). Pursuant to Section 344 of the Jujuy Tax Code (Law No. 5,791 as amended), the provincial mining royalty is limited to 3% of the pithead value of the minerals extracted, minus direct or indirect expenses and/or costs associated with the extraction process.
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
Operations, Accessibility and Infrastructure
Olaroz is an established lithium brine evaporation and processing operation. The operation has extensive infrastructure and facilities that have been supplemented for the Stage 2 expansion. The general facilities include wellfields, evaporation ponds, liming plants, water production wells, a reverse osmosis plant, a gas fueled power generation plant, boilers for steam generation, a lithium processing plant, soda ash storage, lithium carbonate bagging and other storage areas for reagents and supplies, a laboratory, warehouses, refueling and equipment workshops, offices and control facilities, camp, transport control and a security facility. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly.
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

Sal de Vida
Mineral resource and reserve estimates for Sal de Vida indicated in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.4 to this Annual Report (the "Sal de Vida TRS"), was prepared by employees of Montgomery & Associates Consultores Limitada ("Montgomery & Associates"), a third-party firm comprising mining experts in accordance with Subpart 1300, who prepared the estimate of lithium mineral resources and reserves, and an employee of Gunn Metallurgy, a third-party firm comprising mining experts in accordance with Subpart 1300, who prepared the processing and financial analyses, all of whom we have determined to be QPs within the meaning of Subpart 1300. Montgomery & Associates’ employees and Gunn Metallurgy’s employee who prepared the TRS are not employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). None of Montgomery & Associates, Gunn Metallurgy or their respective employees who prepared the TRS are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in Sal de Vida.
The mineral resources and reserves information in the Sal de Vida TRS was presented as of June 30, 2023 (which was Allkem's fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2024 presented below is based on such TRS and remains materially unchanged as of the filing of the Sal de Vida TRS. The relevant QPs have determined that all material assumptions and information relating to the disclosure of Sal de Vida mineral resources and reserves in the respective sections of the Sal de Vida TRS prepared by them, including material assumptions relating to all modifying factors, price estimates and technical information in the Sal de Vida TRS, remain current in all material respects as of December 31, 2024.

Overview

Sal de Vida is a development stage mine under construction wholly owned and operated by us. Sal de Vida (latitude 25° 24' 33.71" South, longitude 66° 54' 44.73" West) is located approximately 200 kilometers south of Olaroz in the high-altitude Puna ecoregion of the Altiplano of northwest Argentina at approximately 4,000 meters above sea level. Sal de Vida is within Salar del Hombre Muerto in the Province of Catamarca, 650 kilometers from the city of San Fernando del Valle de Catamarca via Antofagasta de la Sierra and 390 kilometers from the city of Salta via San Antonio de los Cobres. The nearest villages are Antofagasta de la Sierra in Catamarca Province, 145 kilometers south of the project site, and San Antonio de los Cobres in Salta Province, 210 kilometers north of the project site.
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
The Sal de Vida deposit is a surface brine system. The salar system in the Hombre del Muerto basin is considered to be typical of a mature salar in Argentina, containing relatively high concentrations of lithium brine due to the presence of lithium-bearing rocks and local geothermal waters associated with Andean volcanic activity. The Hombre del Muerto basin has an evaporite core (i.e., a sedimentary deposit of soluble salts resulting from the evaporation of water) that is dominated by halite. Sal de Vida’s brine chemistry has a high lithium grade and low levels of magnesium, calcium and boron impurities.
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
As of December 31, 2024, the total book value of Sal de Vida and its associated plant and equipment was approximately $1,227.0 million.
Mineral Resources and Reserves
Mineral Resources Estimates
A summary of Sal de Vida’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2024 are shown in the following tables. The amounts below represent our 100% ownership and are presented as metric tons in thousands.
The Sal de Vida mineral resources, exclusive of reserves, estimates as of December 31, 2024 are summarized in the following table:
Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $20,000 per MT LCE

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
Mineral Reserves Estimate
The Sal de Vida mineral reserve estimates as of December 31, 2024 are summarized in the following table:

Mineral Reserves at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $20,000 per MT LCE.

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
•Reserves are reported at the point of reference of brine pumped to the evaporation ponds
•An elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 40 years. The average lithium grade of the proven and probable reserves corresponds to 757 mg/l and represents the brine produced at the wellhead. Extracted grades at individual production wells and the average Proven and Probable reserve concentration are well above the 300 mg/l cut-off grade, demonstrating that extraction is economically viable.
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
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at Sal de Vida is discussed in Sections 11 and 12, respectively, and key assumptions relating to the price estimates for mineral resources and reserves is discussed in Section 16, in the Sal de Vida TRS filed as Exhibit 96.4 to this Annual Report. The mineral resource and reserve estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings “Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life-of-mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.

For comparative purposes, mineral resources and reserves have not changed since the filing of the Company's previous Annual Report on Form 10-K, as no further studies were undertaken and concluded, and there were no exploration or production activities over the course of 2024.
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
We consider the condition of the current facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly.
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
Exploration and Expansion Activities
Mineral exploration began in the Salar del Hombre Muerto with shallow pit campaigns to obtain data on near-surface geology, subsurface water levels, brine chemistry and physical parameters. Multiple geophysical campaigns also were completed for subsurface interpretations including gravity, vertical electric soundings and transient electromagnetic surveys. Drilling was conducted in several phases between 2009 and 2021. A total of 40 brine well, core and reverse circulation drill holes have been completed. There was no additional exploration between January 1, 2024 and December 31, 2024.
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

Cauchari
Mineral resource and reserves estimates for Cauchari in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.5 to this Annual Report (the "Cauchari TRS"), which was prepared by Marek Dworzanowski, a self-employed Consultant Metallurgical Engineer, and Frederik Reidel, Managing Director of Atacama Water SpA, who we determined to be QPs within the meaning of Subpart 1300. Neither Marek Dworzanowski nor Frederik Reidel are employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). is not an affiliate of Arcadium or another entity that has an ownership, royalty, or other interest in Cauchari. None of Marek Dworzanowski, Atacama Water SpA or Frederik Reidel are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in Cauchari.
The mineral resources and reserves information for Cauchari in the Cauchari TRS was prepared and presented as of June 30, 2023 (which was Allkem's fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2024 presented below is based on such TRS and remains unchanged as of December 31, 2024. The relevant QPs have determined that all material assumptions and information relating to the disclosure of Cauchari mineral resources and reserves in the respective sections of the Cauchari TRS prepared by them, including material assumptions relating to all modifying factors, price estimates and technical information in the Cauchari TRS, remain current in all material respects as of December 31, 2024.

Overview

Cauchari (latitude 23° 29’ 13.19” South, longitude 66° 42’ 34.30” West), which is located immediately south of, and has similar brine characteristics to, Olaroz, is is a development stage mine in the pre-feasibility phase wholly owned and operated by us. Cauchari is located in the Puna region, 230 kilometers west of the city of San Salvador de Jujuy in Jujuy Province of northern Argentina and is at an altitude of 3,900 meters above sea level. The Cauchari tenements cover 28,906 ha and consist of 22 mining concessions. Cauchari was acquired by Orocobre in 2020 following the completion of a statutory plan of arrangement with AAL, and then Cauchari was acquired by Allkem in 2021 pursuant to the Galaxy/Orocobre Merger.
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
As of December 31, 2024, the total book value of Cauchari and its associated plant and equipment was approximately $226.0 million.
Mineral Resources and Reserves
Mineral Resources Estimate
A summary of Cauchari’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2024, are shown in the following tables. The amounts represent our 100% ownership and are presented as metric tons in thousands.
The Cauchari mineral resources, exclusive of reserves, estimates as of December 31, 2024 are summarized in the following table:
Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $20,000 per MT LCE

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

Mineral Reserves Estimate
The Cauchari mineral reserve estimates as of December 31, 2024 are summarized in the following table:

Mineral Reserves at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $20,000 per MT LCE

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
•Reserves are reported at the point of reference of brine pumped to the evaporation ponds
•An elevated lithium cut-off grade of 300 mg/l was estimated based on a projected price of $20,000 per metric ton LCE over the entirety of the life-of-mine of 30 years. The average lithium grade of the proven and probable reserves corresponds to 501 mg/l and represents the flux-weighted composite brine collected as brine is routed to the evaporation ponds. Extracted grades at individual production wells and the average proven and probable reserves concentration are well above the 300 mg/l cut-off grade, demonstrating that there are reasonable prospects for economic extraction.
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

For comparative purposes, mineral resources and reserves have not changed since the filing of the Company's previous Annual Report on Form 10-K, as no further studies were undertaken and concluded, and there were no exploration or production activities over the course of 2024.

Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at Cauchari is discussed in Sections 11 and 12, respectively, and key assumptions relating to the price estimates for mineral resources and reserves is discussed in Section 16, in the Cauchari TRS filed as Exhibit 96.5 to this Annual Report. The mineral resource and reserve estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described under Item 1 of this Annual Report under the headings “Competition and

Industry Overview" and "Growth"), production costs and/or other factors affecting the life of mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
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
Operations, Accessibility and Infrastructure
Once fully operational, Cauchari will be a lithium brine evaporation and processing operation. The operation will include extensive infrastructure and facilities that are being supported by the neighboring Olaroz site. The Cauchari general facilities include wellfields, evaporation ponds, liming plants, water production wells, a reverse osmosis plant, a gas fueled power generation plant, boilers for steam generation, a lithium processing plant, soda ash storage, lithium carbonate bagging and other storage areas for reagents and supplies, a laboratory, warehouses, refueling and equipment workshops, offices and control facilities, camp, dining rooms and sports and recreation facilities, a gate house, a weighbridge, and transport control and security facility. We consider the condition of our infrastructure to be suitable for the current activity in the asset..
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
Whabouchi Mine
Mineral resource and reserve estimates for the Whabouchi Mine indicated in this Annual Report are based on the TRS dated as of September 8, 2023 and amended as of November 14, 2023) as referenced in Exhibit 96.2 to this Annual Report (the "Whabouchi Mine TRS"), which was prepared by employees of BBA Inc., DRA Americas Inc., SGS Geological Services, and Carl Pednault and Marc Rougier from WSP Canada Inc., all of whom we have determined to be QPs within the meaning of Subpart 1300. The QPs who prepared the TRS are neither employees of Arcadium Lithium nor are such QPs or BBA Inc., DRA Americas Inc., SGS Geological Services or WSP Canada Inc. affiliates of Arcadium Lithium or another entity that has an ownership, royalty or other interest in the Whabouchi Mine. Financial amounts and assumptions in the TRS and in this Annual Report are generally stated in Canadian dollars (C$) and, where applicable, have been converted into U.S. dollars at an assumed exchange rate of C$1.3 to U.S.$1.00.
The mineral resources and reserves information for Whabouchi Mine in the Whabouchi Mine TRS was prepared and presented as of December 31, 2022. The mineral resources and reserves information as of December 31, 2024 presented below is based on such TRS and remains unchanged. The relevant QPs have determined that the material assumptions and information relating to the disclosure of Whabouchi Mine mineral resources and reserves in the respective sections of the Whabouchi Mine TRS prepared by them, including material assumptions relating to all modifying factors, long-term price estimates and technical information in the Whabouchi Mine TRS, remain current in all material respects as of December 31, 2024.
Overview
The Whabouchi Mine is a development stage property located in the James Bay area in the Province of Québec (latitude 51° 40’ 46.62” North, longitude 75° 51’ 12.07” West), UTM NAD83 Zone 18N 441000 m E; 5725750 m N, approximately 30 kilometers east of the Cree Nation of Nemaska and 300 kilometers north-northwest of the town of Chibougamau, as indicated in the map below.

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
100 km
UTM zone 18 NAD 83
Whabouchi Spodumene Mine Project
ENVIRONMENTAL AND SOCIAL MONITORING PROGRAM
Location of Whabouchi Project
NORDA STELO
Prepared by : CV
Drawn by : VR
Verified by : CV

The Whabouchi Mine is owned and operated by NLI, in which we own a 50% economic interest (through Arcadium Lithium's 100% equity ownership of Québec Lithium Partners (UK) Limited, which in turn owns 50% of the equity interest in NLI). The remaining 50% economic interest in NLI is owned indirectly by the government of the Province of Québec, Canada, through Investissement Québec ("IQ"). It is accessible by the Route du Nord, the main all-season gravel road linking Chibougamau and Nemaska, through Matagami by the Route Billy-Diamond Highway and by air through the Nemiscau airport.
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
As of December 31, 2024, the total book value of the Whabouchi Mine property and its associated plant and equipment was approximately $888.1 million. We consolidate NLI on a one-quarter lag basis. IQ has a 50% non-controlling interest in NLI.
Mineral Resources and Reserves
Mineral Resources Estimate
The following table provides a summary of Arcadium Lithium’s attributable portion, based on its 50% economic ownership interest in the Whabouchi Mine, of the estimated mineral resources at the Whabouchi Mine, exclusive of reserves, as of December 31, 2024. The below mineral resource amounts are rounded and shown in thousands of MT of ore resources and the average grade of the resource (measured as a percentage thereof) comprised of lithium oxide (Li₂O). A summary of the material technical information and assumptions supporting mineral resources are included below the table, and set forth in further detail in the TRS, referenced in Exhibit 96.2 to this Annual Report, which reflects mineral resources and reserves as of December 31, 2022 and remains current in all material respects.
Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $1,264 per MT of 5.5% Li2O.

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
•Density is applied by rock type and the proportion of waste inside each block. A density of 2.76 t/m3 was used for mineralized pegmatites.
•Mineral resources are reported exclusive of mineral reserves and were estimated by subtracting resources representing proven mineral reserves from the property’s measured mineral resources and resources representing probable reserves from the property’s indicated mineral resources. Mineral resources are not mineral reserves and do not have demonstrated economic viability.

•The lithium resources were estimated based on: drillhole database validations; validation of the selection of drillholes and channels for Mineral Resource estimation; 3D modelling of spodumene-bearing pegmatite wireframes, based on lithology and lithium content (% Li₂O); geostatistical analysis for data conditioning: density assignment, capping, compositing and variography; block modelling and grade estimation; resource classification and grade interpolation validations; grade and tonnage sensitivities to spodumene concentrate selling prices.
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
Mineral Reserves Estimate
The following table provides a summary of Arcadium Lithium’s attributable portion, based on its 50% economic ownership interest in the Whabouchi Mine, of the estimated mineral reserves at the Whabouchi Mine as of December 31, 2024. The below mineral reserves amounts are rounded and shown in thousands of MT of ore reserves and the average grade of the reserves (measured as a percentage thereof) comprised of lithium oxide (Li₂O). A summary of the material technical information and assumptions supporting mineral reserves are included below the table, and set forth in further detail in the TRS referenced in Exhibit 96.2 to this Annual Report.
Mineral Reserves at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $1,264 per MT of 5.5% Li2O.

Category	Amount (MT in thousands)	Grade (Li2O%)
Proven Mineral Reserves	5,200	1.40%
Probable Mineral Reserves	13,800	1.28%
Total Proven and Probable Mineral Reserves	19,000	1.31%
Notes:
•The above table represents Arcadium Lithium's attributable portion (50%) of the property's total mineral reserves.
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
•Estimated variable mining costs of C$2.25/MT for overburden and C$3.46/MT for rock, variable processing and tailings management costs of C$11.00/MT milled, transportation costs of C$159.00/MT of concentrate and estimated aggregate fixed costs C$46.7 million/year.
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

For comparative purposes, mineral resources and reserves have not changed since the filing of the Company's previous Annual Report on Form 10-K, as no further studies were undertaken and concluded, and there were no exploration or production activities over the course of 2024.
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
Mineral Concession Rights, Certain Third-Party Rights and Claims
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

The Whabouchi Mine’s 35 map-designated claims have expiry dates ranging from November 2, 2025 to January 24, 2026, but are renewable by NLI subject to declaring proof of exploration and paying renewal rights.
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
Operations, Accessibility and Infrastructure
Exploration of Nemaska began in 1962 by Canico Resource Corp. Between 1962 and 2008, various entities, including James Bay Nickel Ventures (Canex Placer), the Société de Développement de la Baie James, Westmin Resources, Muscocho Exploration and Golden Goose Resources, conducted exploration work intermittently, including geochemical surveys, lithium exploration and sampling. The Whabouchi Mine is a development property aiming to vertically integrate, from extracting, processing and concentrating spodumene to conversion of spodumene into battery grade lithium hydroxide, primarily intended for energy storage applications. Once it reaches the production stage, the Whabouchi pit is expected to be mined using conventional open pit mining methods for the first 24 years of operation, consisting of drilling, blasting, loading and hauling. Underground mining will start production once open pit mining is completed, and is expected to run for ten years. Various methods will be utilized, including the transverse long-hole mining method and longitudinal long-hole mining methods. The mine workforce is expected to total approximately 84 employees at the start of pre-production and to reach a peak of approximately 148 employees. The Whabouchi Mine has been under development for several years prior to Livent’s acquisition of its economic interest, and has several partially completed facilities. The mine garage building, concentrator building, ore sorter building, concentrate storage dome, fine ore dome, laboratories, the main electrical and crusher E-Rooms, the administration building and the gate house are enclosed with some equipment and services installed. Other supporting facilities and infrastructure such as the potable water treatment plant, sewage treatment plant, roads, propane infrastructure and various roads have been established to support legacy execution activities. The main substation and emergency power generator, the fire water tank and the raw water supply have been completed and have been supplying power and water for construction activities. Some of the aforementioned infrastructure will require completion, modification, or replacement. Generally, however, we consider the condition of the facilities, infrastructure and equipment to be suitable and adequate for the business we conduct.
The Whabouchi Mine includes the Whabouchi concentrator, which was originally designed in 2014 and initially erected in 2016 and is located 675 meters northeast of the open pit mine. The concentrator design has been updated to produce an average of 220,846 MT per year for years 1-4, 227,021 MT per year for years 5-24 and finally 238,841 MT per for years 25-34 of spodumene concentrate at 5.5% Li₂O. The average spodumene concentrate production over the life of the mine averages 229,797 MT per year. In determining such production figures, DRA Americas Inc. estimated plant availability to lie between 75% to 91.5%, noting that reductions in plant capacity would lead to a reduction in MT of concentrate produced by the plant. The nearest infrastructure with general services is the Relais Routier Nemiscau Camp, located 12 kilometers west of the Whabouchi Mine, where NLI has access to lodging facilities, if needs exceed the capacity of the camp installed on the property. The community of Nemaska, located 30 kilometers west of the property, can also provide accommodation and general services. The area is serviced by the Nemiscau airport, serviced by regular scheduled and charter flights, and by mobile phone network from the main Canadian service providers. Hydro-Québec owns several infrastructure facilities in the area including two electrical stations, located approximately 20 kilometers east and 12 kilometers west from the property. Electrical (735 kV) transmission lines connecting both stations run alongside the Route du Nord and cross the property near its center. Also, a 69 kV power line connecting one of the electrical stations to the mine site has been put in service and is supplying power to the Whabouchi Mine’s facilities. The Whabouchi Mine is currently expected to enter production in 2026. As of December 31, 2024, the total expected capital expenditure with respect to the Whabouchi Mine was approximately C$473.2 million (U.S.$359.4 million) for initial capital costs and C$198.4 million ($150.7 million) for sustaining costs over the 34-year life of the mine.

Mineral Processing
Mineral processing will occur in the Whabouchi concentrator described herein to produce a spodumene concentrate. The spodumene concentrate is expected to be shipped and treated at a new lithium hydroxide conversion plant to be located in Bécancour. Mineralized material is expected to be fed into the jaw crusher by wheel loader and then screened to feed a coarse and fine ore sorter, as well as a fines by-pass. The ore sorters will reject coarse waste rock and the sorted material will combine with the fine material and get further crushed in two additional stages of crushing. The final crushed product will be sent to the concentrator feed hopper or fine ore stockpile to act as a buffer between the crushing area and concentrator. Within the concentrator, the crushed material will first be screened, and the coarse material will undergo treatment to remove coarse muscovite and separation to produce a coarse spodumene product, a middling product, and a tailings/waste stream. The coarse spodumene product will be dried and separated from remaining waste materials. The middling product will be further ground and combined with the previously screened fine ore. The fine ore will then be treated to, among other things, remove remaining waste materials and produce a fine spodumene concentrate. The fine spodumene concentrate will be thickened and filtered and combined with the coarse spodumene concentrate before being loaded into containers for shipment. Following the concentrator, the spodumene concentrate will be transported in containers by road trucks (400 km from Whabouchi) to a transshipment that is expected to be constructed in Matagami. It is expected that the concentrate containers will be transloaded onto railcars in Matagami, for transport (900 km by rail from Matagami) to the Bécancour conversion facility, which is in the construction stage, for further processing into lithium hydroxide.
Exploration and Expansion Activities
There are currently no new exploration activities being undertaken at the Whabouchi Mine, but NLI is assessing options to conduct further exploration on the property. NLI is also in the process of constructing a conversion facility designed to convert spodumene concentrate to lithium hydroxide in Bécancour, Québec. While the Bécancour conversion facility itself falls outside the scope of the TRS, it is contemplated as the principal delivery point for the Whabouchi Mine’s entire production of spodumene concentrate. The determination of the required capital expenditures, environmental and other permits, infrastructure development (including an anticipated rail link from the locale of the property to Bécancour), and construction and operational design plans for the conversion facility and other downstream facilities remain subject to the completion of a feasibility study and the approval of NLI’s shareholders, Arcadium Lithium and IQ. Arcadium Lithium currently provides, and expects to continue to provide, certain technical advisory support, marketing and sales, and other related services to NLI pursuant to contractual arrangements that are in place (and which Arcadium Lithium believes were negotiated on an arm’s length basis) or under negotiation.

Galaxy (f/k/a James Bay)
Mineral resource and reserves estimates for Galaxy in this Annual Report are based on the TRS, dated as of August 31, 2023 (and amended as of October 30, 2023), as referenced in Exhibit 96.6 to this Annual Report (the "Galaxy TRS"), which was prepared by employees of SLR Consulting (Canada) Ltd. (“SLR Canada”), a third-party firm comprising mining experts in accordance with Subpart 1300, employees of Wave International Pty Ltd. (“Wave International”), a third-party firm comprising mining experts in accordance with Subpart 1300, employees of WSP Canada Inc. (“WSP Canada”), a third-party firm comprising mining experts in accordance with Subpart 1300, all of whom we determined to be QPs within the meaning of Subpart 1300. SLR Canada’s, Wave International’s and WSP Canada’s employees who prepared the TRS are not employees of Arcadium (and were not employees of Allkem at the time the TRS was prepared). None of SLR Canada, Wave International or WSP Canada or their respective employees who prepared the TRS are affiliates of Arcadium or another entity that has an ownership, royalty, or other interest in Galaxy.
The mineral resources and reserves information for Galaxy in the Galaxy TRS was prepared and presented as of June 30, 2023 (which was Allkem's fiscal year end prior to the Allkem Livent Merger). The mineral resources and reserves information as of December 31, 2024 presented below is based on the Galaxy TRS and remains materially unchanged as of December 31, 2024. The relevant QPs have determined that all material assumptions and information relating to the disclosure of Galaxy mineral resources and reserves in the respective sections of the Galaxy TRS prepared by them, including material assumptions relating to all modifying factors and technical information in the Galaxy TRS, remain current in all material respects as of December 31, 2024. Although prices for spodumene concentrate have declined, and costs have experienced some inflation, the use of elevated cut-off grades mean that, in the opinion of the Company, the 2023 estimates remain current.

Overview

James Bay Lithium Project
Matagami
Québec City
Montréal
Chisasibi
Radisson
Wemindji
Eastmain
Waskaganish
Ontario
Québec
Mistissini
Chibougamau
Chapais
Matagami
80°0'W
78°0'W
76°0'W
74°0'W
54°0'N
52°0'N
50°0'N
0
50
100
150
200 km

Galaxy (latitude 52° 13’ 58.03” North, longitude 77° 3’ 56.40” West) is a development stage mine wholly owned and operated by us through two Canadian wholly owned subsidiaries. Galaxy is located in northwestern Québec, 382 kilometers north of the community of Matagami. Galaxy is approximately 130 kilometers east of James Bay and the Cree Nation of Eastmain community.
In February 2011, Galaxy Lithium signed a joint venture agreement with Lithium One for the exploration and eventual development of the Galaxy project. In May 2011, under the terms of that agreement, Galaxy Lithium acquired an initial 20% equity interest and had the potential to increase its stake to 70% through the completion of a definitive feasibility study within a 24-month period. On July 4, 2012, Galaxy Lithium completed a merger with Lithium One, effectively acquiring 100% of the Galaxy project. On August 25, 2021, Galaxy Lithium merged with Orocobre. Under the Galaxy/Orocobre Merger, Allkem acquired 100% of Galaxy.

Spodumene is the dominant lithium-bearing mineral found on the project and is a relatively rare pyroxene (a crystalline mineral) that is composed of lithia (8.03% Li2O), aluminum oxide (27.40% Al2O3) and silica (64.58% SiO2). It is found in lithium-rich granitic pegmatites, commonly associated with quartz, k-feldspar, albite, muscovite with minor lepidolite, tourmaline and beryl.
The climate at Galaxy is classified as Continental Subarctic. Galaxy is characterized as having long cold winters and short warm summers. The winter season can begin as early as October and extend through April. Temperatures in winter range from 5°C to below -45°C, with significant snow cover. Temperatures range from approximately 15°C to 35°C during the summer months, with moderate rainfall and thunderstorms during exceptionally hot weather conditions. During dry summer period, forest fires are common in the region.
As of December 31, 2024, the total book value of Galaxy and its associated plant and equipment was approximately $1,103.6 million.
Mineral Resources and Reserves
Mineral Resources Estimate
A summary of Galaxy lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2024, are shown in the following tables. The amounts represent our 100% ownership and are presented as metric tons in thousands.
The Galaxy mineral resources, exclusive of reserves, estimates as of December 31, 2024 are summarized in the following table:
Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $1,500 per MT of 6.0% Li2O

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

Mineral Reserves
The Galaxy mineral reserve estimates as of December 31, 2024 are summarized in the following table:
Mineral Resources at the End of the Fiscal Year Ended December 31, 2024 Assuming Pricing $1,500 per MT of 6.0% Li2O

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

For comparative purposes, mineral resources and reserves have not changed since the filing of the Company's previous Annual Report on Form 10-K, as no further studies were fully and comprehensively concluded, and there were no exploration or production activities over the course of 2024.
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at Galaxy is discussed in Sections 11 and 12, respectively, and key assumptions relating to the price estimates for mineral resources and reserves is discussed in Section 16, in the Galaxy (James Bay) TRS filed as Exhibit 96.6 to this Annual Report. The mineral resource and reserve estimates are subject to a number of uncertainties, including future changes in product prices or the market trends underlying price estimates (including those described in Item 1 of this Annual Report under the headings “Competition and Industry Overview" and "Growth"), production costs and/or other factors affecting the life of mine plan, differences in size and grade and recovery rates from those expected and changes in project parameters.
Rights and Royalties
Galaxy comprises two contiguous packages of mining titles, covering an area of approximately 11,130 ha. The mining titles comprise of one (1) mining lease (BM1061) and 222 map-designated claims, also known as CDC-type claims under the government of Québec's mining title classification system. The boundaries of the CDS-type claims have not been legally surveyed; however, the boundaries of the mining lease have been legally surveyed. All claims at Galaxy are in good standing as of the date of this Annual Report. We have obtained all necessary permits and certifications from government agencies to allow for exploration at Galaxy.
Two net smelter return (“NSR”) royalties remain on Galaxy affecting various parts of the project. Ridgeline Royalties Inc. owns a 0.5% NSR royalty covering 11 claims (totaling an area of approximately 93 ha) forming part of Galaxy pursuant to an agreement dated May 14, 2009. The royalty is not subject to any buy back right.
LRC owns a 1.5% NSR royalty covering 23 claims (totaling an area of approximately 1,195 ha) forming part of Galaxy pursuant to an agreement dated June 9, 2009. We have the right to buy back one-third of the royalty (equaling 0.5%) at any time for an amount of CAD $500,000. The royalty is calculated on the net amount received by the operator of the project after deduction of certain costs and charges, which are customary for this type of royalty. The royalty must be paid, at the latest, 45 days after the end of each quarter. An annual report relating to the calculation and payment of the royalty as of December 31 of each year must be delivered to LRC on or before March 31 following the end of such calendar year. LRC has a maximum period of three months following the delivery of such annual report to contest the calculation of the royalty.
Galaxy is subject to the JBNQA, which governs a range of matters between the Government of Québec and the Cree Nations of Québec. On March 18, 2019, a Preliminary Development Agreement ("PDA") was entered into between the Cree Nation of Eastmain, the Grand Council of the Cree Nations and the Cree Nations Government and Galaxy. Subsequent to this, an Impact

Benefit Agreement ("IBA"), also known as the Kapisikama Agreement was signed between Allkem and the Grand Council of the Crees (Eeyou Istchee) on December 13, 2023, which will govern the relationship between Arcadium Lithium (and his subsidiaries) and the Cree Nation and provide for training, employment, business opportunities and financial benefits on a long-term basis.
Galaxy is also subject to a federal and provincial environmental assessment. The Provincial assessment must be consistent with the JBNQA. In January 2023, the federal Minister for the Environment and Climate Change issued federal authorization for Galaxy. In December 2023, Allkem received the provincial authorization by the Government of Québec following completion of the environmental and social impact assessment and review process by the COMEX. Required authorization and permitting for 2024 activities were obtained in the ordinary course. Additional authorizations and permits were also obtained in 2024. We are working to obtain all authorizations and permits ahead of schedule in order to be ready when the project resumes.
Operations, Accessibility and Infrastructure
The Galaxy process consists of the following key areas: three stage crushing circuit where crushing is carried out to reduce the particle size of the Run of Mine (i.e., the unprocessed mined material) and allow increased separation efficiency downstream using dense media separation (DMS) which utilizes the density differences between the various minerals in the feed to separate the gangue from the material of value. The DMS processing plant also includes fines and course tailings dewatering, and storage before being sent out for co-disposal with mining waste rock onto dedicated waste rock and tailings storage facilities on-site. Spodumene concentrate dewatering, storage & handling as well as reagent storage and preparation are also undertaken in the DMS building.
The property is located 10 kilometers south of the Eastmain River and 130 kilometers east of the Eastmain community. The Eastmain Road links the property to the Eastmain village on the coast of James Bay. Galaxy is readily accessible year-round by the paved Billy-Diamond Highway that connects Matagami to the village of Radisson. The property is approximately a four-hour drive north of Matagami, Québec, located adjacent to the Relais Routier km 381 Truck Stop operated by the Société de Développement de la Baie-James (“SDBJ”).
The Relais Routier km 381 Truck Stop provides services including lodging and food, fuel, electricity, telephone services and a helipad. It is owned and operated by the SDBJ, a state-run corporation owned by the Government of Québec. It is located less than one kilometer from Galaxy.
The town of Matagami is an established community, located 381 kilometers south of the Relais Routier km 381 Truck Stop. The community is able to provide additional services and support to industrial projects in the James Bay territory, including the mining sector. In addition, a transshipment zone owned by the Town of Matagami is intended to be used for transportation of goods and spodumene concentrate. The Billy-Diamond highway passes adjacent to the Galaxy property, providing an all-weather, year-long access to the site. The road is managed and maintained by the SDBJ.
A 450 kilovolt direct current electrical transmission line passes 1 kilometer to the east of the deposit, which provides direct power from Radisson to New England, USA. Electrical power is not available for public use from this line; however, Allkem finished construction of a new powerline in April 2023 that links the 69 kilovolt line located 8 kilometers to the south of the property to the proposed location of the processing plant. Connection work remains to be completed.
We consider the condition of our facilities, infrastructure and equipment to be suitable and adequate for the business we conduct, and maintain it regularly.
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
Detailed engineering is currently well advanced (approximately 94% complete). In regards with procurement, most of the mining and process plant equipment have been delivered and are now stored in multiple storage yards in the Abitibi area. Site pre-construction activities started in 2024 with installation of permanent camp, construction camp, electrical sub-station, and site access road.

Exploration and Expansion Activities
Although the Galaxy lithium deposit was discovered in the 1960s, no systematic exploration was conducted on the property until Lithium One started exploring the property after entering into an option agreement in March 2008 with five parties, including SDBJ. Since then, Galaxy Lithium commenced infill drilling at Galaxy project in early March 2017, which was completed in mid-August 2017, with the objective of delineating the various pegmatite dikes and to find potential resource extensions. Step-out holes were drilled to explore the down-dip extension of known pegmatites and drilling commenced on previously mapped, but unexplored, pegmatites. Galaxy Lithium mapped and drilled additional pegmatite bodies located on the east side of the Billy-Diamond Highway, expanding the footprint of the known mineralization. In addition to the resource definition program in the summer of 2017, additional drilling was conducted between late November 2017 and the end of February 2018 to provide samples for metallurgical and geotechnical studies and to test under proposed infrastructure locations. Between mid-January and early April 2022, a sterilization drilling campaign was conducted under proposed infrastructure locations. In addition, a small resource delineation campaign was designed to define the northern extents of mineralization. Further, a significant resource delineation drilling program was conducted between early December 2022 and mid-April 2023. and results were incorporated into the 2023 Mineral Resource (Galaxy TRS dated as of August 31, 2023). A 41,000m resource conversion drilling program was completed between November 2023 and April 2024, aimed at upgrading portions of the Inferred Mineral Resource to Indicated Category, and to test additional targets on the property. In addition, a 11,400m reverse circulation drilling campaign was completed in November 2023 in the proposed starter pit to de-risk the initial 2-3 years of production. The results have been incorporated into geological modelling as part of an ongoing Mineral Resource update. The Company notes that the drill results from after April 2023 do not invalidate the resource estimate, but appear to have achieved the goal of delineation of Inferred Resources at similar tonnages and grades.

Mt Cattlin
In 2024, the Company determined that the Mt. Cattlin operations were not considered material to its business and financial condition. Mineral resource and reserve estimates for Mt Cattlin indicated in this Annual Report are as of December 31, 2024.
The mineral resources and reserves information for Mt Cattlin was prepared and presented as of December 31, 2024. For the fiscal year ended 2023 mineral reserves information for Mt. Cattlin was reported as of June 30, 2023 which was Allkem's fiscal year end prior to the Allkem Livent Merger. The mineral resources and reserves information as of December 31, 2024 is presented above, except that; i) the amount of reserves has been adjusted for depletion by mining for the period from July 1, 2023 through December 31, 2024, and ii) the reserves from open pit mining of Stage 4-2 have been removed pending the outcomes of a feasibility study considering the alternate underground mining of Stage 4-2.
Overview

Mt Cattlin is a hard rock, open pit mine (latitude 33° 33’ 47” South, longitude 120° 2’ 4” East) wholly owned and operated by Galaxy Lithium Pty Ltd, our wholly owned subsidiary ("Galaxy Ltd."). Mt Cattlin is located two kilometers north of the town of Ravensthorpe and 450 kilometers southwest of Perth in Western Australia. There is established access to the site via major road networks, as discussed further below.
Initial construction of the Mt Cattlin facility and site infrastructure began in November 2009 with mining activities and subsequent concentrate production commencing in June 2010. Due to market conditions, the operation was suspended and put into care and maintenance during 2013 and resumed mining and processing operations in 2016. Mt Cattlin has since been in continuous production. Due to prevailing market conditions, Arcadium Lithium decided to transition the Mt Cattlin operation into care and maintenance at the completion of mining and processing of ore from Stage 3 in the first half of 2025.
Mineralization
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
Title, Leases and Options
Mining Lease M74/244, granted as of December 24, 2009 (the "Mt Cattlin Mining Lease"), and General-Purpose Lease 74/013, which was granted May 26, 2023, govern all of our current mineral extraction, production, mining and processing facilities at Mt Cattlin. The Mt Cattlin Mining Lease covers 1,830 hectares and was granted on December 24, 2009 valid to December 24, 2030. The General-Purpose Lease covers 63.47 hectares. The leases are wholly owned by us, and we also hold the underlying freehold title of the land subject to the current mining operations. We also maintain a number of exploration and prospecting licenses contiguous with M74/244. The foregoing description of the Mt Cattlin Mining Lease does not purport to be complete and is qualified in its entirety by reference to the Mt Cattlin Mining Lease, a copy of which is being filed as Exhibit 10.13 to this Annual Report.
Operations
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
Infrastructure and Mineral Processing
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
Exploration and Expansion Activities
We have acquired several other tenements in the Ravensthorpe area and have an active exploration program that includes surface geology mapping, rock chip and soil sampling, remote sensing and airborne and ground geophysics. Tenements to the east of Ravensthorpe comprising the West Kundip and McMahon Projects contain manganese and copper/gold targets. To the north of Mt Cattlin, rock chip sampling of outcropping pegmatites returned highly anomalous tantalum values and elevated lithium values at the Enduro Prospect. Further evaluation and drilling returned the best intercept of 2 meters at 1.45% Li2O. Projects to the west and south of Mt Cattlin, which have been explored for pegmatite-hosted lithium and tantalum mineralization, include the Bakers Hill, Floater and Sirdar projects. Programs of mainly surface sampling and geological mapping have been carried out over these tenements in addition to airborne geophysics.

ITEM 3.    LEGAL PROCEEDINGS
See Note 2 "Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 13 "Environmental Obligations" and Note 22 "Commitments and Contingencies" in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Arcadium Lithium, the offices they currently hold, their business experience and their ages as of December 31, 2024, are as follows:

Name	Age on 12/31/2024	Office, year of election and other information
Paul W. Graves	53	President, Chief Executive Officer and Director (May 2018-Present); Executive Vice President and Chief Financial Officer, FMC (12-18); Managing Director, Goldman Sachs Group (06-12)
Gilberto Antoniazzi	58	Vice President and Chief Financial Officer (May 2018-Present); Chief Financial Officer, FMC's Agricultural Solutions business segment (13-18); Chief Financial Officer, FMC's Latin America Region (04-13)
Sara Ponessa	53	Vice President, General Counsel and Secretary (May 2018-Present); Senior Business Counsel, FMC's Lithium business segment (14-18); Business Counsel, FMC's Alkali Chemicals division (12-14); Vice President and Risk Management and Compliance Section Manager, Wilmington Trust Company (06-12)
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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Arcadium ordinary shares are traded on the New York Stock Exchange (Symbol: ALTM). As of February 25, 2025, we had 2,015 holders of record of our ordinary shares. As of February 20, 2025, we had approximately 119,730 beneficial holders of our ordinary shares.
Our Board of Directors have not declared any quarterly dividends as of December 31, 2024 and our Board of Directors does not expect to declare or pay any dividends in the foreseeable future. Any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors.
Shareholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by Arcadium Lithium under the Securities Act or the Exchange Act.
The following Shareholder Performance Graph compares the cumulative total return on Arcadium Lithium’s ordinary shares with the S&P 500 Index and the S&P 500 Chemicals Index for the period from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested on December 31, 2019, in Arcadium Lithium’s ordinary shares and in both of the indices, and the reinvestment of all dividends. On January 4, 2024, in connection with the completion of the Allkem Livent Merger, each share of Livent common stock was converted into 2.406 ordinary shares of Arcadium Lithium. As the accounting acquirer, the graph uses legacy Livent’s share performance prior to completion of the Allkem Livent Merger, adjusted for the conversion ratio.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities in 2024.
Repurchase of Ordinary Shares
There were no repurchases of Arcadium's ordinary shares for the three months ended December 31, 2024. We have no publicly announced share repurchase programs.

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
The closing of the Rio Tinto Transaction is subject to customary closing conditions under the Rio Tinto Transaction Agreement, including, among others: the approval of the Scheme by the Company’s shareholders (which has been obtained); all applicable governmental consents under specified antitrust and investment screening laws having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as applicable) (which consents have been obtained and applicable waiting periods expired); no governmental entity of a competent jurisdiction having issued any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Rio Tinto Transaction and no governmental entity having jurisdiction over any party having adopted any law that is in effect and makes consummation of the Rio Tinto Transaction illegal or otherwise prohibited; the representations and warranties of each of the Company and Parent being true and correct to the extent required by, and subject to the applicable materiality standards set forth in, the Rio Tinto Transaction Agreement; each of the Company, Parent and Buyer having in all material respects performed the obligations and complied with the covenants required to be performed or complied with by it under the Rio Tinto Transaction Agreement; and there having been no material adverse effect (as defined in the Rio Tinto Transaction Agreement). The timing surrounding whether these conditions will be satisfied or waived, if at all, is uncertain. Additionally, other events could intervene to delay or result in the failure to close the Rio Tinto Transaction. The Rio Tinto Transaction is currently expected to close shortly after the sanction hearing for the Royal Court of Jersey set on March 2025, subject to satisfaction of the closing conditions.
If the Rio Tinto Transaction has not closed by October 9, 2025 (subject to extension until April 9, 2026 in order to obtain antitrust or investment screening law or other regulatory approvals), either the Company or Parent may choose to terminate the Rio Tinto Transaction Agreement. The Rio Tinto Transaction Agreement provides that, if the Rio Tinto Transaction Agreement is terminated, the Company will pay a $200 million termination fee to Rio Tinto in the case of certain events described in the Rio Tinto Transaction Agreement, including if the Rio Tinto Transaction Agreement is terminated in certain circumstances and the Company enters into an agreement for an alternative transaction within twelve months of such termination. However, this right to terminate the Rio Tinto Transaction Agreement will not be available to the Company or Parent if such party has materially breached the Rio Tinto Transaction Agreement and the breach is the principal cause of the failure of the closing to have occurred prior to such date. The Company or Parent may elect to terminate the Rio Tinto Transaction Agreement in certain other circumstances, and the Company and Parent can mutually decide to terminate the Rio Tinto Transaction Agreement at any time prior to the closing.
The Company expects to incur total transaction costs of approximately $129 million if the Rio Tinto Transaction closes, $23.2 million of which have been expensed and accrued in the Company's consolidated statement of operations and balance sheet for the year ended and as of December 31, 2024, respectively.
The foregoing summary of the Rio Tinto Transaction Agreement and the Rio Tinto Transaction contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Rio Tinto Transaction Agreement, a copy of which is filed as Exhibit 2.5 to this Form 10-K.
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
In this Annual Report on Form 10-K, the results of the Company as of December 31, 2024 and for the year ended December 31, 2024 include the financial position and operations of Allkem. Since Livent is the predecessor to Arcadium Lithium plc, we are presenting the results of Livent’s operations for the years ended December 31, 2023, 2022 and as of December 31, 2023. The financial statements of Livent presented in this Annual Report on Form 10-K do not include the financial position or operations of Allkem since the Allkem Livent Merger occurred subsequent to the end of the reporting period. See Note 2 for more information. As a result of the Allkem Livent Merger, we expect that our financial information for 2024 and future reporting periods, which will reflect the results of operations of Allkem, will not be directly comparable to our financial information for periods prior to the Allkem Livent Merger, including the information presented in this Annual Report on Form 10-K.
Allkem's revenues for the year ended December 31, 2023 were $1.1 billion. Allkem's historical production is not reflected in our predecessor financial statements included elsewhere in this Annual Report on Form 10-K, which reflect only the historical operations of Livent.
Capital spending and capacity expansions
In response to current lithium market conditions, the Company decided to defer investment in some of its expansion projects. The Company still sees a strong long-term growth trajectory for lithium demand and is committed to developing its portfolio of expansion opportunities on a timeline that is supported by the market and customers.
Arcadium Lithium is pausing investment in its 40,000 metric ton lithium carbonate equivalent ("LCE") spodumene Galaxy project in Canada (formerly "James Bay"). The pause in spending is structured to minimize both cost and timing disruption when the project is ultimately resumed. The Nemaska Lithium Project continues to be progressed.
Additionally, Arcadium Lithium has adjusted the sequencing of its combined 25,000 metric ton lithium carbonate projects at the Salar del Hombre Muerto in Argentina. Rather than execute Fénix Phase 1B and Sal de Vida Stage 1 simultaneously as previously announced, the projects will now be completed sequentially with Sal de Vida Stage 1 expected to be finished first.
As part of the ongoing production start-up at Olaroz Stage 2, a 25,000 metric ton lithium carbonate expansion in Argentina, the Company is evaluating the potential need for further capital in order to address production quality and reliability while scaling to nameplate capacity.

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
In the third quarter of 2024, as a result of the plan to place Mt Cattlin into care and maintenance, the Company determined that there were indicators of impairment and upon evaluation using the income approach, the Company determined the undiscounted cash flows of Mt Cattlin's assets were not greater than their carrying value, resulting in a non-cash charge of $51.7 million for the year ended December 31, 2024, recorded to Impairment charges in the consolidated statement of operations. See Note 11 for details.
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
2025 Outlook
We expect increased volumes sold versus the prior year, driven by higher lithium carbonate and lithium hydroxide sales, partially offset by lower spodumene concentrate sales. Our 2025 performance depends to a significant extent on the market prices of our lithium products, which declined substantially in late 2023 and in 2024 and remain low, as of the date of this Annual Report, relative to the full 2024 fiscal year average. This uncertainty is balanced in part by pricing mechanisms on a portion of our existing volumes under commercial agreements. We also expect slightly lower costs versus the prior year, with further synergy and cost savings initiatives offset by higher costs from the continued ramping up of new production units.

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations — Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024			2023 (1)
(in Millions)	Livent	Allkem	Arcadium
Revenue	$670.3	$337.5	$1,007.8	$882.5
Costs and expenses:
Cost of sales	395.3	323.9	719.2	344.1
Gross margin	275.0	13.6	288.6	538.4
Impairment charges	—	51.7	51.7	—
Selling, general and administrative expenses	87.0	39.8	126.8	63.2
Research and development expenses	6.9	(0.5)	6.4	5.8
Restructuring and other charges	110.4	46.8	157.2	56.9
Total costs and expenses	599.6	461.7	1,061.3	470.0
Income/(loss) from operations before equity in net loss of unconsolidated affiliates, interest expense/(income), net, loss on debt extinguishment and other (gains)/losses	70.7	(124.2)	(53.5)	412.5
Equity in net loss of unconsolidated affiliates	—	7.5	7.5	23.1
Interest expense/(income), net	2.2	(22.5)	(20.3)	—
Loss on debt extinguishment	0.2	0.9	1.1	—
Other (gains)/losses	(27.0)	(225.4)	(252.4)	0.4
Income from operations before income taxes	$95.3	$115.3	$210.6	$389.0
Income tax expense			78.9	58.9
Net income			131.7	330.1
Net income attributable to noncontrolling interests			28.5	—
Net income attributable to Arcadium Lithium plc			$103.2	$330.1
_____________________
1.Represents the results of predecessor Livent’s operations for year ended December 31, 2023 which do not include the operations of Allkem.

In addition to net income attributable to Arcadium Lithium plc, as determined in accordance with U.S. GAAP, we evaluate operating performance using certain Non-GAAP measures such as EBITDA, which we define as net income attributable to Arcadium Lithium plc plus noncontrolling interests, interest expense/(income), net, income tax expense, and depreciation and amortization, and Adjusted EBITDA, which we define as EBITDA adjusted for Argentina remeasurement losses/(gains), impairment charges, restructuring and other charges, Allkem Livent Merger inventory-related step-up, nonrecurring Blue Chip Swap gain and other losses/(gains). Management believes the use of these Non-GAAP measures allows management and investors to compare more easily the financial performance of the Company's underlying business from period to period. The Non-GAAP information provided may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. These measures should not be considered as a substitute for net income or other measures of performance or liquidity reported in accordance with U.S. GAAP. The following table reconciles EBITDA and Adjusted EBITDA from net income attributable to Arcadium Lithium plc.

	Year Ended December 31,
	2024				2023 (1)
(in Millions)	Livent		Allkem	Arcadium
Income from operations before income taxes	$95.3		$115.3	$210.6	$389.0
Add back:
Depreciation and amortization	57.8		55.9	113.7	29.6
Interest expense/(income), net	2.2		(22.5)	(20.3)	—
EBITDA (Non-GAAP)	155.3		148.7	304.0	418.6
Add back:
Argentina remeasurement losses/(gains) (a)	6.9		(177.9)	(171.0)	73.9
Impairment charges (b)	—		51.7	51.7	—
Restructuring and other charges (c)	110.4		46.8	157.2	56.9
Loss on debt extinguishment (d)	0.2	—	0.9	1.1	—
Inventory step-up, Allkem Livent Merger (e)	—		32.0	32.0	—
Other losses/(gains) (f)	7.1		(12.1)	(5.0)	16.7
Subtract:
Blue Chip Swap gain (g)	(26.5)		(18.7)	(45.2)	(63.6)
Argentina interest income (h)	(0.3)		—	(0.3)	—
Adjusted EBITDA (Non-GAAP)	$253.1		$71.4	$324.5	$502.5
____________________
1.Represents the results of predecessor Livent’s operations for year ended December 31, 2023, which do not include the operations of Allkem.
a.Represents impact of currency fluctuations primarily on deferred income tax assets and liabilities. Also includes impact of currency fluctuations on other tax assets and liabilities and on long-term monetary assets associated with our capital expansion as well as foreign currency devaluations. The remeasurement losses/(gains) are included within Other (gains)/losses in our consolidated statements of operations but are excluded from our calculation of Adjusted EBITDA because of: i.) their nature as income tax related; ii.) their association with long-term capital projects which will not be operational until future periods; or iii.) the severity of the devaluations and their immediate impact on our operations in the country.
b.In the third quarter of 2024, the Company's plan to place its Mt Cattlin spodumene operation in Western Australia into care and maintenance resulted in a non-cash charge of $51.7 million for the year ended December 31, 2024, and was recorded to Impairment charges in the consolidated statement of operations (see Note 11 for more information). The impairment charges are excluded from our calculation of Adjusted EBITDA because the charges are nonrecurring.
c.We continually perform strategic reviews and assess the return on our business. This sometimes results in management changes or in a plan to restructure the operations of our business. As part of these restructuring plans, demolition costs and write-downs of long-lived assets may occur. The years ended December 31, 2024 and 2023 include costs related to the Allkem Livent Merger of $103.9 million and $54.1 million, respectively. 2024 also includes costs related to the Rio Tinto Transaction of $23.2 million. The years ended December 31, 2024 and 2023 include severance-related costs of $19.0 million and $2.4 million, respectively (see Note 12 for more information).
d.The year ended December 31, 2024 includes a $0.9 million prepayment fee incurred when the Sal de Vida Project Financing Facility was repaid in its entirety by SDJ on May 30, 2024 and $0.2 million for the partial write-off of deferred financing costs for amendments to the Revolving Credit Facility. The debt extinguishment losses are excluded from our calculation of Adjusted EBITDA because the loss is nonrecurring.
e.Relates to the step-up in inventory recorded for Allkem Livent Merger for the year ended December 31, 2024 as a result of purchase accounting, excluded from Adjusted EBITDA as the step-up is considered a one-time, non-recurring cost.
f.The year ended December 31, 2024 primarily represents foreign currency remeasurement gains related to U.S. dollar-denominated cash balances temporarily held at a foreign currency-functional subsidiary. The year ended December 31, 2023, prior to consolidation of Nemaska Lithium Inc. ("NLI") on October 18, 2023, represents our 50% ownership interest in costs incurred for certain project-related costs to align NLI's reported results with Arcadium's capitalization policies and interest expense incurred by NLI, all included in Equity in net loss of unconsolidated affiliate in our consolidated statements of operations. The Company consolidates NLI on a one-quarter lag basis and prior to October 18, 2023, accounted for its equity method investment in NLI on a one-quarter lag basis (see Note 9 for more information).
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

Year Ended December 31, 2024 compared with Year Ended December 31, 2023
Revenue
Revenue of $1,007.8 million for 2024 increased by approximately 14%, or $125.3 million, versus $882.5 million for 2023 primarily due to revenues contributed by Allkem post-merger of $337.5 million, partially offset by lower pricing across all legacy Livent products of $231.9 million and higher volumes of $19.7 million primarily driven by lithium carbonate volumes.
Gross Margin
Gross margin of $288.6 million for 2024 decreased by $249.8 million, or approximately 46%, versus $538.4 million for 2023. The decrease in gross margin was primarily due to the impact of lower pricing across all legacy Livent products of $231.9 million as well as higher operating costs of $61.6 million, partially offset by higher volumes of $17.0 million and impact from Allkem post-merger of $13.6 million.
Selling, general and administrative expenses
Selling, general and administrative expenses of $126.8 million for 2024 increased by $63.6 million, or approximately 101% versus $63.2 million in 2023. The increase in selling, general and administrative expenses was primarily due to impact from Allkem post-merger of $39.8 million and $17.2 million related to consolidation of Nemaska Lithium on a one-quarter lag basis for all of 2024.
Restructuring and other charges
Restructuring and other charges of $157.2 million for 2024 increased by $100.3 million or approximately 176% versus $56.9 million for 2023. The increase in Restructuring and other charges was primarily driven by higher transaction related fees including an increase of $49.8 million for the Allkem Livent Merger and $23.2 million for the Rio Tinto Transaction. Severance and exit related costs also increased $16.6 million in 2024 primarily due to the Allkem Livent Merger. See Note 12 and to our consolidated financial statements of this Annual Report on Form 10-K for details.
Equity in net loss of unconsolidated affiliate
Equity in net loss of unconsolidated affiliates of $7.5 million for 2024 arises out of our ownership interest in TLC, which operates the Naraha plant and is accounted for as an equity method investment. Equity in net loss of unconsolidated affiliate of $23.1 million for 2023 arises out of our ownership interest in the Nemaska Lithium Project, which is 50% and was accounted for as an equity method investment through October 18, 2023, representing Arcadium's 50% share of project-related costs incurred by the Nemaska Lithium Project for continuing construction of the project. Nemaska Lithium was consolidated on a one-quarter lag basis beginning October 18, 2023. See Note 9 for details.
Other (gains)/losses
Other gains of $252.4 million for 2024 included Blue Chip Swap gains of $67.8 million and $185.5 million of foreign currency remeasurement gains, primarily related to the impact of currency fluctuations on deferred income tax assets and liabilities related to the Allkem Livent Merger. Other losses of $0.4 million for 2023 included Blue Chip Swap gains of $68.5 million offset by foreign currency remeasurement losses of $68.9 million in 2023 as Argentina's currency suffered a significant loss in value in August 2023 following the announcement of the results of Argentina's primary elections and in December 2023 following measures taken by its new Presidential regime. These devaluations created an immediate loss of $61.7 million in 2023 associated with the impacts of the remeasurement on our local balance sheet at the date of the devaluation attributable to our Argentina operations.
Income tax expense
The increase in income tax expense to $78.9 million for 2024 compared to the income tax expense of $58.9 million for 2023 was primarily due to significant fluctuations in foreign currency impacts in Argentina of $120.0 million and $(82.4) million for 2024 and 2023, respectively. The increase in income tax expense was partially offset by the impact of the decrease in income from operations, along with changes in valuation allowance on the net deferred tax assets in Argentina of $(77.2) million, primarily relating to the fluctuations in foreign currency impacts. In 2023, the Company recorded a valuation allowance of $60.3 million on the net deferred tax assets in Argentina, primarily relating to the net operating loss as a result of the significant fluctuations in foreign currency.

Net income
Net income of $131.7 million for 2024 compared to net income of $330.1 million for 2023 was primarily due to lower gross margin of $249.8 million, higher Restructuring and other charges of $100.3 million, higher selling general and administrative expenses of $63.6 million and impairment charges of $51.7 million in 2024, partially offset by foreign currency remeasurement gains, interest income, net and a decrease in loss in equity in net loss of unconsolidated affiliate in 2024 compared to 2023.
Adjusted EBITDA
Adjusted EBITDA of $324.5 million for 2024 decreased by $178 million, compared to $502.5 million for 2023, primarily due the impact of lower pricing across all legacy Livent products of $231.9 million as well as higher operating costs of $33.4 million excluding depreciation, partially offset by higher volumes of $17.0 million, partially offset by the impact from Allkem post-merger contribution of $71.4 million.

Liquidity and Capital Resources
Going concern uncertainties
Our prospective success in funding our cash needs will depend on the strength of the lithium market and our continued ability to generate cash from operations and raise capital from other sources. The Company meets its liquidity needs, including those related to the consummation of the Rio Tinto Transaction, through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential financing strategies available to us. As of December 31, 2024, we had cash and cash equivalents of $93.2 million and the remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, was $139.2 million, including letters of credit utilization. Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which due to certain standard provisions in the Rio Tinto Transaction Agreement, is less certain and outside of our control. Pursuant to the Rio Tinto Transaction Agreement, while the Rio Tinto Transaction is pending, we are restricted or prohibited from certain non-ordinary course capital expenditures without the consent of Rio Tinto and are required to use commercially reasonable efforts to continue our existing expansion plans. Additionally, during that same time, we are subject to various standard restrictions under the Rio Tinto Transaction Agreement on non-ordinary course raising of additional capital, issuing additional equity or debt, and pursuing certain activities that could use significant amounts of our liquidity, including assuming or incurring additional debt, repurchasing equity, and entering into certain acquisition and disposition transactions, among other restrictions without the consent of Rio Tinto, which is not to be unreasonably withheld. We are permitted to continue to borrow under our Revolving Credit Facility, under existing project financing arrangements, and in connection with letters of credit entered into in the ordinary course of business. Rio Tinto has agreed to cooperate with the Company to facilitate any necessary or appropriate actions and arrangements with respect to the Company's indebtedness in anticipation of the Rio Tinto Transaction. Our net leverage ratio is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. The Company has incurred negative cash flow from operating and investing activities of $176.0 million and $445.3 million, respectively, for the year ended December 31, 2024 and projects insufficient liquidity in its future cash flows due to various standard restrictions under the Rio Tinto Transaction Agreement that raise substantial doubt about its ability to continue as a going concern.
On January 22, 2025, the Company entered into a commitment letter with Rio Tinto plc, whereby Rio Tinto plc (or an affiliate thereof) has committed to provide Arcadium Lithium Financing IRL Designated Activity Company (the "Borrower") a first lien secured term loan facility of $200 million (the “Pari Passu Term Loan”) and a second lien secured term loan facility of $300 million (the “Junior Term Loan”), together the “Rio Tinto Term Loans.” The Pari Passu Term Loan will be secured by first-priority liens on the same assets that secure the existing Revolving Credit Facility and the Junior Term Loan will be secured by second-priority liens on the same assets that secure the existing Revolving Credit Facility. The obligations under the Rio Tinto Term Loans will be guaranteed by the same entities that guarantee the obligations under the existing Revolving Credit Facility. The proceeds of the Rio Tinto Term Loans may be used for certain capital expenditures payments of the Borrower and its subsidiaries. The principal amount of the Rio Tinto Term Loans, together with accrued and unpaid interest thereon, will be due and payable on September 1, 2027, consistent with the existing Revolving Credit Facility. The Rio Tinto Term Loans will be subject to the same financial covenants as the existing Revolving Credit Facility which will require the maintenance of a maximum leverage ratio and a minimum interest coverage ratio. On January 30, 2025, pursuant to the Pari Passu Term Loan, we received $199.5 million cash proceeds, net of financing fees of $0.5 million. See Note 17 for more information.
Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its obligations for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. As noted above, the Rio Tinto Transaction Agreement prohibits the Company’s ability to pursue working capital financing strategies that otherwise may be available to us before the closing of the Rio Tinto Transaction, and the Pari Passu Term Loan limits our ability to manage the timing and amount of certain capital expenditures. Based on its assessment, including near term expected cash flows and limitations under the Rio Tinto Transaction Agreement to seek additional capital resources or curtail certain spending since October 2024, management estimates that current available liquidity and forecasted net cash flows will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for the next twelve months from the consolidated financial statements issuance date and therefore substantial doubt exists about the Company’s ability to continue as a going concern.
Shareholder and all regulatory approvals have been received for the Rio Tinto Transaction as of February 13, 2025 and the transaction is expected to close shortly after the sanction hearing for the Royal Court of Jersey set on March 5, 2025, subject to the satisfaction of closing conditions. If the transaction does not close, contractual limitations would cease on the Company’s ability to manage its working capital strategies in October 2025. In that case, the Company’s ability to continue developing its portfolio of expansion projects is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of, but not limited to, the issuance of debt financing, equity, government funding, and financing and/or prepayments from existing or future customers. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.
Cash and cash equivalents as of December 31, 2024 and 2023, were $93.2 million and $237.6 million, respectively. The balance as of December 31, 2023 represents only predecessor Livent cash and cash equivalents. Of the cash and cash equivalents balance as of December 31, 2024 and 2023, $88.4 million and $164.0 million was held by our foreign subsidiaries, respectively, and $32.5 million and $133.5 million at partially-owned subsidiaries, respectively. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries that are considered permanently reinvested. For those earnings that are not considered permanently reinvested, we have recorded the associated tax expense related to the repatriation of those earnings, where appropriate. See Note 15 for more information.
We had $809.4 million of debt outstanding as of December 31, 2024, which is comprised primarily of our 2025 Notes, Revolving Credit Facility, Project Loan Facility and affiliate loans with TTC.
Revolving Credit Facility
The Revolving Credit Facility provides for a $500 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to up to $700 million. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date on September 1, 2027. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility may be used for general corporate purposes, including capital expenditures and permitted acquisitions. Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to the Company and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2024. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all covenants as of December 31, 2024. See Note 17 to this Annual Report on Form 10-K for more information.
Statement of Cash Flows
Cash (used in)/provided by operating activities was $(176.0) million and $297.3 million for the years ended December 31, 2024 and 2023, respectively.
The decrease in cash (used in)/provided by operating activities for 2024 compared to 2023 was primarily driven by an increase in inventories, lower net income, an increase in cash payments for income taxes and an increase in trade receivables for 2024.
Cash used in investing activities was $445.3 million and $228.3 million for the years ended December 31, 2024 and 2023, respectively.
The increase in cash used in investing activities for 2024 compared to 2023 is primarily due to increase in capital expenditures due to the consolidation of Nemaska Lithium and increased spend on expansion projects due to the Allkem Livent Merger in 2024, partially offset by the $681.4 million cash acquired in the Allkem Livent Merger.
Cash provided by/(used in) financing activities was $492.4 million and $(20.4) million for the years ended December 31, 2024 and 2023, respectively.

The increase in cash used in financing activities for 2024 compared to 2023 is primarily due to an increase in net proceeds from the Company's Revolving Credit Facility of $443 million, the receipt of a customer prepayment of $150 million related to the Nemaska customer supply agreement (see Note 9 for details), and cash contributions of $83 million from the noncontrolling interest in Nemaska Lithium, on a one-quarter lag, in 2024 (see Note 9 for details), partially offset by $83.2 million for repayment of the SDV Project Financing Facility in its entirety and partial repayment of the Olaroz Plant Project Loan Facility in 2024.
Other potential liquidity needs
We plan to meet our liquidity needs, including those related to the consummation of the Rio Tinto Transaction, through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential working capital financing strategies that may be available to us. Broadly, we are attempting to have our expansion activities be supported by the cash generated from our operations over time, although this may not be possible in the short-term, particularly in light of current lithium pricing. We have decided to reduce our capital spending plan to better align it with our anticipated cash generation. See "Capital spending and capacity expansions" for additional detail. As of December 31, 2024, our remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, was $139.2 million, including letters of credit utilization.
We repaid the $18.2 million and $18.0 million outstanding principal balance on Stage 1 and Stage 2, respectively, of the Olaroz Plan Project Loan Facility in the first and third quarters of 2024. We repaid the $47.0 million outstanding principal balance of the SDV Project Financing Facility in the second quarter of 2024.
Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which is within our control. It is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control.
There continue to be challenges relating to expansion projects impacting both Argentina and Canada, including design and timeline modifications, labor constraints, and material shortages due to supply chain issues. This has the potential to increase costs, extend delivery times versus expectations and reduce expected merger synergies.
We will look to various sources of financing for development of the Nemaska Lithium Project, in which we have a 50% economic interest, including, but not limited to third-party debt financing, government funding, financing or prepayments from future customers and contribution from existing shareholders.
We expect the potential economic and geopolitical consequences of various global conflicts, volatile energy costs and shortages, inflation, rising interest rates, and currency fluctuations to continue in 2025. The Company remains focused on maintaining its financial flexibility and will continue to manage its cash flow and capital allocation decisions to navigate through this challenging environment. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions and the overall liquidity of capital markets and cannot be guaranteed.
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

	December 31,
	2024	2023 (1)
(in Millions)
Arcadium Lithium Cash and cash equivalents (GAAP)	$93.2	$237.6
Allkem Cash and cash equivalents	—	681.4
Add:
Restricted cash in Other non-current assets:
Project Loan Facility guarantee - Stage 2 of Olaroz Plant (SDJ)	18.1	24.6
Project Financing Facility guarantee - Sal de Vida (SDV) (2)	—	32.5
Other	5.3	5.0
Less:
Nemaska Lithium Cash and cash equivalents as of Sept. 30, 2024 and October 18, 2023, respectively, consolidated by Arcadium on a one-quarter lag	(11.4)	(133.5)
Arcadium Lithium, excluding Nemaska Lithium	105.2	847.6
Nemaska Lithium Cash and cash equivalents not on a one-quarter lag (3)	28.2	44.2
Adjusted cash and deposits (Non-GAAP) (4)	133.4	891.8
_____________
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
3.The presentation reflects NLI's actual balance at that date, not on a one-quarter lag. This differs from Nemaska Lithium cash and cash equivalents included in Arcadium Lithium's consolidated balance sheet as of December 31, 2024 of $11.4 million, representing NLI's balance as of September 30, 2024 as we consolidate NLI on a one-quarter lag. In the fourth quarter of 2024, the Company contributed cash of $96.7 million to Nemaska Lithium which, due to one-quarter lag reporting, is not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. IQ contemporaneously made an equal contribution in the fourth quarter of 2024 which, due to one-quarter lag reporting, is not recorded in our consolidation of Nemaska. See Note 9 for details. On March 28, 2024 and January 3, 2025, Nemaska Lithium received cash of $150 million and $125 million related to the second and third advance payments, respectively, in connection with a customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031.
4.$124.7 million and $176.9 million is required to be reserved or restricted at December 31, 2024 and December 31, 2023, respectively, to provide collateral or cash backing for guarantees primarily on Allkem debt facilities, including $23.4 million and $62.1 million at December 31, 2024 and December 31, 2023, respectively, in Other non-current assets in our consolidated balance sheet. See Note 17 for details.
Contractual Obligations and Commercial Commitments
Arcadium's significant commitments include payments of $1.0 million for each of the years 2025 through 2029 for exploration and payments of $15.0 million, $11.8 million and $5.0 million for raw materials and other operating contracts in the ordinary course of business for 2025, 2026 and 2027, respectively.
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
Over the past several years, Allkem and Livent each began the voluntary process of implementing the International Sustainability Standards Board's ("ISSB") framework (which incorporates the work of the disbanded Task Force for Climate-Related Financial Disclosures ("TCFD")) to assess, disclose and plan for the Company’s risks and opportunities related to climate change. As part of this process, we have begun evaluating various climate-related scenarios and business models in a net zero economy. More information on climate change in accordance with the ISSB framework will be provided in our future Sustainability Reports and other disclosures. Nothing in any of our Sustainability Reports, or sections thereof, shall be deemed incorporated by reference into this Form 10-K.
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
Resources
We report resources in accordance with the SEC's definition set forth in Subpart 1300 of Regulation S-K. As such, our resources are the concentration or occurrence of lithium in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. Our mineral resource estimates provide a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. The determination of resources includes estimates and assumptions about a range of geological, technical and economic factors, including: quantities, grades, production techniques, recovery rates, production costs, transport costs, commodity demand, commodity prices and exchange rates. Changes in resources impact the assessment of recoverability of exploration and evaluation assets, property, plant and equipment, the carrying amount of assets depreciated on a units of production basis, provision for site restoration and the recognition of deferred tax assets, including tax losses. Estimating the quantity and/or grade of resources requires the size, shape and depth of ore or brine bodies to be determined by analyzing geological data. This process requires complex and difficult geological judgements to interpret the data. Additional information on the Arcadium’s reserves and resources are found in Item 2, Mineral Properties, of this 2024 Annual Report on Form 10-K.
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
In the third quarter of 2024, as a result of the plan to place Mt Cattlin spodumene operations into care and maintenance, the Company determined that there were indicators of impairment and upon evaluation using the income approach, the Company determined the undiscounted cash flows of Mt Cattlin's assets were not greater than their carrying value, resulting in a non-cash charge of $51.7 million for the year ended December 31, 2024, recorded to Impairment charges in the consolidated statement of operations. See Note 11 for details.
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
See Note 15 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding income taxes.

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
As of December 31, 2024, we had no open derivative cash flow hedge contracts. Arcadium's 2025 hedge plan was finalized in the first quarter of 2025 when management's projections are approved.
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
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2024 and 2023, we had no interest rate swap agreements.
Our debt portfolio as of December 31, 2024 was composed of fixed-rate and variable-rate debt, consisting of borrowings under our 2025 Notes and Revolving Credit Facility. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways. As of December 31, 2024, we had $344.0 million outstanding balances under the Revolving Credit Facility.
Based on the variable-rate debt in our debt portfolio at December 31, 2024 a one percentage point increase or decrease in interest rates would have increased or decreased, respectively, gross interest expense by $0.9 million for the year ended December 31, 2024.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In this Annual Report on Form 10-K, the results of the Company as of December 31, 2024 and for the year ended December 31, 2024 include the financial position and operations of Allkem, respectively. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger which closed on January 4, 2024, we are presenting the results of predecessor Livent’s operations as of December 31, 2023 and for the years ended December 31, 2023 and 2022, which do not include the financial position or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.

ARCADIUM LITHIUM PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Year Ended December 31,
	2024	2023 (1)	2022 (1)
Revenue	$1,007.8	$882.5	$813.2
Costs and expenses:
Cost of sales	719.2	344.1	410.7
Gross margin	288.6	538.4	402.5
Impairment charges	51.7	—	—
Selling, general and administrative expenses	126.8	63.2	55.2
Research and development expenses	6.4	5.8	3.9
Restructuring and other charges	157.2	56.9	7.3
Separation-related costs	—	—	0.7
Total costs and expenses	1,061.3	470.0	477.8
(Loss)/income from operations before equity in net loss of unconsolidated affiliates, interest income, net, loss on debt extinguishment and other (gains)/losses	(53.5)	412.5	335.4
Equity in net loss of unconsolidated affiliates	7.5	23.1	15.1
Interest income, net	(20.3)	—	—
Loss on debt extinguishment	1.1	—	0.1
Other (gains)/losses	(252.4)	0.4	(15.2)
Income from operations before income taxes	210.6	389.0	335.4
Income tax expense	78.9	58.9	61.9
Net income	131.7	330.1	$273.5
Net income attributable to noncontrolling interests	28.5	—	—
Net income attributable to Arcadium Lithium plc	$103.2	$330.1	$273.5
Basic earnings per ordinary share	$0.10	$0.76	$0.66
Diluted earnings per ordinary share	$0.09	$0.66	$0.56
Weighted average ordinary shares outstanding - basic	1,069.8	432.4	413.4
Weighted average ordinary shares outstanding - diluted	1,138.7	503.4	485.2
_______________________________
1.For the years ended ended December 31, 2023 and 2022, basic and diluted earnings per ordinary share and weighted average ordinary shares outstanding - basic and diluted amounts represent predecessor Livent and have been adjusted to reflect the 2.406 Exchange Ratio. Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Year Ended December 31,
	2024	2023 (1)	2022 (1)
Net income	$103.2	$330.1	$273.5
Other comprehensive (loss)/income, net of tax:
Foreign currency adjustments:
Foreign currency translation (loss)/income arising during the period	(40.6)	1.2	(7.9)
Total foreign currency translation adjustments	(40.6)	1.2	(7.9)
Derivative instruments:
Unrealized hedging losses, net of tax of zero, zero and $0.2	(0.6)	(0.5)	(0.9)
Reclassification of deferred hedging losses included in net income, net of tax of zero, zero and $(0.2) (2)	0.6	0.5	0.7
Total derivative instruments	—	—	(0.2)
Other comprehensive (loss)/income, net of tax	(40.6)	1.2	(8.1)
Comprehensive income	62.6	331.3	265.4
Comprehensive loss attributable to the noncontrolling interest	(13.2)	—	—
Comprehensive income attributable to Arcadium Lithium plc	$75.8	$331.3	$265.4
____________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.For more detail on the components of these reclassifications and the affected line item in the consolidated statements of operations, see Note 19 within these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2024	2023 (1)
ASSETS
Current assets
Cash and cash equivalents	$93.2	$237.6
Trade receivables, net of allowance of less than $0.1 in 2024 and $0.3 in 2023	130.3	106.7
Inventories, net	417.6	217.5
Prepaid and other current assets	218.7	86.4
Total current assets	859.8	648.2
Investments	36.9	34.8
Property, plant and equipment, net of accumulated depreciation of $351.2 in 2024 and $269.1 in 2023	7,371.2	2,237.1
Goodwill	1,362.9	120.7
Other intangibles, net	62.2	53.4
Deferred income taxes	37.8	1.4
Right of use assets - operating leases, net	47.0	6.8
Other assets	412.3	127.7
Total assets	$10,190.1	$3,230.1
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$288.9	$2.4
Accounts payable, trade and other	205.6	115.4
Accrued and other liabilities	189.8	136.8
Contract liability - short-term	42.3	4.4
Operating lease liabilities - current	5.9	1.3
Income taxes	56.5	8.3
Total current liabilities	789.0	268.6
Long-term debt	671.7	299.6
Operating lease liabilities - long-term	40.9	5.6
Environmental liabilities	6.9	7.0
Deferred income taxes	1,151.0	126.4
Contract liability - long-term	238.1	217.8
Other long-term liabilities	111.7	21.3
Commitments and contingent liabilities (Note 22)	—	—
Total current and long-term liabilities	3,009.3	946.3
Equity
Arcadium Lithium plc shareholders' equity:
Ordinary shares; $1.00 par value; 5 billion shares authorized; 1,076,519,022 and 433,059,946 shares issued; 1,076,258,878 and 432,796,277 outstanding at December 31, 2024 and 2023, respectively	0.1	0.1
Capital in excess of par value of ordinary shares	5,585.4	1,170.4
Retained earnings	767.7	664.5
Accumulated other comprehensive loss	(90.4)	(49.8)
Treasury shares, ordinary, at cost; 260,144 and 263,669 shares at December 31, 2024 and 2023, respectively	(0.9)	(1.0)
Total Arcadium Lithium plc shareholders’ equity	$6,261.9	$1,784.2
Noncontrolling interest	918.9	499.6
Total equity	7,180.8	2,283.8
Total liabilities and equity	$10,190.1	$3,230.1
 ____________________
1.Represents the financial position of predecessor Livent as of December 31, 2023 which does not include the financial position of Allkem.

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2024	2023 (1)	2022 (1)
Cash (used in)/provided by operating activities:
Net income	$131.7	$330.1	$273.5
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Depreciation and amortization	124.0	29.6	27.7
Restructuring and other (income)/charges	(34.9)	28.1	4.0
Impairment charges	51.7	—	—
Deferred income taxes	(249.2)	(4.4)	3.8
Share-based compensation	12.2	8.4	6.8
Change in investments in trust fund securities	(0.6)	(0.2)	(0.5)
Equity in net loss of unconsolidated affiliates	7.5	23.1	15.1
Other gain, Blue Chip Swap	(67.8)	(68.5)	(22.2)
Other non-cash adjustments	(0.3)	—	1.3
Changes in operating assets and liabilities:
Trade receivables, net	39.5	34.7	(51.1)
Changes in deferred compensation	1.5	1.8	(0.3)
Inventories	(75.1)	(68.9)	(22.9)
Accounts payable, trade and other	(120.5)	(17.2)	18.9
Contract liability - short-term	37.9	(11.1)	15.5
Contract liability - long-term	(33.0)	—	198.0
Income taxes	(31.1)	(4.7)	10.5
Change in prepaid and other current assets and other assets	(68.0)	32.5	(31.1)
Change in accrued and other liabilities and other long-term liabilities	98.5	(16.0)	7.7
Net cash (used in)/provided by operating activities	$(176.0)	$297.3	$454.7
Cash used in investing activities:
Capital expenditures (2)	(1,043.0)	(327.1)	(336.9)
Acquired cash & cash equivalents - Allkem Livent Merger	681.4	—	—
Investment in-transit - Nemaska Lithium (3)	(96.7)	—	—
Proceeds from Blue Chip Swap, net of purchases	67.8	68.5	22.2
Nemaska - cash & cash equivalents (4)	—	133.5	—
Investments in unconsolidated affiliates	(40.7)	(88.7)	(47.1)
Other investing activities	(14.1)	(14.5)	(2.9)
Net cash used in investing activities	$(445.3)	$(228.3)	$(364.7)
Cash provided by/(used in) financing activities:
Proceeds from Revolving Credit Facility	467.0	—	13.0
Repayments of Revolving Credit Facility	(123.0)	—	(13.0)
Repayment of QLP Note	—	—	(13.5)
Repayments of project loan facilities	(83.2)	—	—
Proceeds from Nemaska supply agreement prepayment	150.0	—	—
Capital contribution from noncontrolling interest - Nemaska Lithium	83.0	—	—
Payment of deposit to customs authorities	—	(21.7)	—
Other financing activities	(1.4)	1.3	1.0
Net cash provided by/(used in) financing activities	$492.4	$(20.4)	$(12.5)
Effect of exchange rate changes on cash and cash equivalents	(15.5)	—	(1.5)
(Decrease)/increase in cash and cash equivalents	(144.4)	48.6	76.0
Cash and cash equivalents, beginning of period	237.6	189.0	113.0
Cash and cash equivalents, end of period	$93.2	$237.6	$189.0
_

	Year Ended December 31,
Supplemental disclosure for cash flow:	2024	2023 (1)	2022 (1)
Cash payments for income taxes, net of refunds (5)	$145.5	$65.9	$43.1
Cash payments for interest (2)	29.0	11.7	12.3
Cash payments for Restructuring and other charges	192.1	28.7	3.5
Cash payments for Separation-related charges	—	—	0.9
Accrued capital expenditures	205.4	56.2	16.5
Accrued investment in unconsolidated affiliates	—	27.0	0.2
Non-cash assumption of QLP Note	—	—	13.5
Non-cash investment in unconsolidated affiliate	—	—	387.1
Operating lease right-of-use assets and lease liabilities recorded for ASC 842	2.2	0.9	—
__________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.For the years ended December 31, 2024, 2023, and 2022, $24.9 million, $16.8 million and $15.8 million of interest was capitalized, respectively. For the years ended December 31, 2024, 2023 and 2022, cash payments for interest capitalized were $20.6 million, $11.7 million and $12.3 million, respectively.
3.Represents the Company's cash contributed to Nemaska Lithium in the fourth quarter of 2024 which, due to one-quarter lag reporting, is not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. See Note 9 for details.
4.On October 18, 2023 we began consolidating Nemaska Lithium, see Note 9 for details.
5.The year ended December 31, 2024 includes refunds of $1.4 million relating to U.S. state taxes. The years ended December 31, 2023 and 2022 include refunds of $1.0 million relating to U.S. foreign and state taxes, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ARCADIUM LITHIUM PLC
CONSOLIDATED STATEMENTS OF EQUITY

(in Millions, Except Per Share Data)	Ordinary Shares, $1.00 Per Share Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Noncontrolling Interest	Total
Balance as of December 31, 2021 (1)	$0.1	$778.1	$60.9	$(42.9)	$(0.8)	$—	$795.4
Net income	—	—	273.5	—	—	—	273.5
Share compensation plans	—	6.9	—	—	—	—	6.9
Shares withheld for taxes - ordinary share issuances	—	(1.7)	—	—	—	—	(1.7)
Issuance of ordinary shares - QLP Merger	—	373.9	—	—	—	—	373.9
Net hedging losses, net of income tax expense	—	—	—	(0.9)	—	—	(0.9)
Reclassification of deferred hedging losses, net of income tax	—	—	—	0.7	—	—	0.7
Foreign currency translation adjustments	—	—	—	(7.9)	—	—	(7.9)
Exercise of share options	—	3.2	—	—	—	—	3.2
Net purchases of treasury shares - NQSP	—	—	—	—	(0.1)	—	(0.1)
Balance as of December 31, 2022 (1)	$0.1	$1,160.4	$334.4	$(51.0)	$(0.9)	$—	$1,443.0
Net income	—	—	330.1	—	—	—	330.1
Share compensation plans	—	9.5	—	—	—	—	9.5
Shares withheld for taxes - ordinary share issuances	—	(1.1)	—	—	—	—	(1.1)
Issuance of ordinary shares	—	1.6	—	—	—	—	1.6
Net hedging losses, net of income tax expense	—	—	—	(0.5)	—	—	(0.5)
Reclassification of deferred hedging losses, net of income tax	—	—	—	0.5	—	—	0.5
Foreign currency translation adjustments	—	—	—	1.2	—	—	1.2
Noncontrolling interest	—	—	—	—	—	499.6	499.6
Net purchases of treasury shares - NQSP	—	—	—	—	(0.1)	—	(0.1)
Balance as of December 31, 2023 (1)	$0.1	$1,170.4	$664.5	$(49.8)	$(1.0)	$499.6	$2,283.8
Net income	—	—	103.2	—	—	28.5	131.7
Allkem Livent Merger	—	4,390.4	—	—	—	321.0	4,711.4
Capital contribution from noncontrolling interest	—	—	—	—	—	83.0	83.0
Share compensation plans	—	27.9	—	—	—	—	27.9
Shares withheld for taxes - ordinary share issuances	—	(3.7)	—	—	—	—	(3.7)
Net hedging losses, net of income tax expense	—	—	—	(0.6)	—	—	(0.6)
Reclassification of deferred hedging losses, net of income tax	—	—	—	0.6	—	—	0.6
Foreign currency translation adjustments	—	—	—	(40.6)	—	(13.2)	(53.8)
Exercise of share options	—	0.4	—	—	—	—	0.4
Net sales of treasury shares - NQSP	—	—	—	—	0.1	—	0.1
Balance as of December 31, 2024	$0.1	$5,585.4	$767.7	$(90.4)	$(0.9)	$918.9	$7,180.8
_____________________
1.Represents the financial position of predecessor Livent as of December 31, 2023, 2022 and 2021 which does not include the financial position of Allkem.
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
The closing of the Rio Tinto Transaction is subject to customary closing conditions under the Rio Tinto Transaction Agreement, including, among others: the approval of the Scheme by the Company’s shareholders (which has been obtained); all applicable governmental consents under specified antitrust and investment screening laws having been obtained and remaining in full force and effect and all applicable waiting periods having expired, lapsed or been terminated (as applicable) (which consents have been obtained and applicable waiting periods expired); no governmental entity of a competent jurisdiction having issued any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Rio Tinto Transaction and no governmental entity having jurisdiction over any party having adopted any law that is in effect and makes consummation of the Rio Tinto Transaction illegal or otherwise prohibited; the representations and warranties of each of the Company and Parent being true and correct to the extent required by, and subject to the applicable materiality standards set

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forth in, the Rio Tinto Transaction Agreement; each of the Company, Parent and Buyer having in all material respects performed the obligations and complied with the covenants required to be performed or complied with by it under the Rio Tinto Transaction Agreement; and there having been no material adverse effect (as defined in the Rio Tinto Transaction Agreement). The timing surrounding whether these conditions will be satisfied or waived, if at all, is uncertain. Additionally, other events could intervene to delay or result in the failure to close the Rio Tinto Transaction. The Rio Tinto Transaction is currently expected to close shortly after the sanction hearing for the Royal Court of Jersey set on March 5, 2025, subject to satisfaction of the closing conditions.
If the Rio Tinto Transaction has not closed by October 9, 2025 (subject to extension until April 9, 2026 in order to obtain antitrust or investment screening law or other regulatory approvals), either the Company or Parent may choose to terminate the Rio Tinto Transaction Agreement. The Rio Tinto Transaction Agreement provides that, if the Rio Tinto Transaction Agreement is terminated, the Company will pay a $200 million termination fee to Rio Tinto in the case of certain events described in the Rio Tinto Transaction Agreement, including if the Rio Tinto Transaction Agreement is terminated in certain circumstances and the Company enters into an agreement for an alternative transaction within twelve months of such termination. However, this right to terminate the Rio Tinto Transaction Agreement will not be available to the Company or Parent if such party has materially breached the Rio Tinto Transaction Agreement and the breach is the principal cause of the failure of the closing to have occurred prior to such date. The Company or Parent may elect to terminate the Rio Tinto Transaction Agreement in certain other circumstances, including if the Company’s shareholders fail to approve the Rio Tinto Transaction at the shareholder meetings, and the Company and Parent can mutually decide to terminate the Rio Tinto Transaction Agreement at any time prior to the closing.
The Company expects to incur total transaction costs of approximately $129 million if the Rio Tinto Transaction closes, $23.2 million of which have been expensed and accrued in the Company's consolidated statement of operations and balance sheet for the year ended and as of December 31, 2024, respectively.
The foregoing summary of the Rio Tinto Transaction Agreement and the Rio Tinto Transaction contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Rio Tinto Transaction Agreement, a copy of which is filed as Exhibit 2.5 to this Form 10-K.

Note 2: Principal Accounting Policies and Related Financial Information
Basis of presentation and principles of consolidation. In this Annual Report on Form 10-K the results of the Company as of December 31, 2024 and for the year ended December 31, 2024 include the operations and financial positions of Allkem. Because Arcadium Lithium plc is the successor company to Livent in the Allkem Livent Merger, which closed on January 4, 2024, we are presenting the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022, which do not include the financial positions or operations of Allkem. Refer to Note 4 for further information related to the Allkem Livent Merger.
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
Going Concern
These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and settlement of liabilities in the normal course of business as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, twelve months from the date of issuance of these consolidated financial statements.
Pursuant to the Rio Tinto Transaction Agreement, while the Rio Tinto Transaction is pending, we are restricted or prohibited from certain non-ordinary course capital expenditures without the consent of Rio Tinto and are required to use commercially reasonable efforts to continue our existing expansion plans. Additionally, during that same time, we are subject to various restrictions under the Rio Tinto Transaction Agreement on raising additional capital, issuing additional equity or debt, and pursuing certain activities that could use significant amounts of our liquidity, including assuming or incurring additional debt, repurchasing equity, and entering into certain acquisition and disposition transactions, among other restrictions without the consent of Rio Tinto, which is not to be unreasonably withheld. We are permitted to continue to borrow under our Revolving

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility, under existing project financing arrangements, and in connection with letters of credit entered into in the ordinary course of business. Rio Tinto has agreed to cooperate with the Company to facilitate any necessary or appropriate actions and arrangements with respect to the Company's indebtedness in anticipation of the Rio Tinto Transaction.
The Company meets its liquidity needs, including those related to the consummation of the Rio Tinto Transaction, through available cash, cash generated from operations, borrowings under the committed Revolving Credit Facility, and other potential financing strategies available to us. As of December 31, 2024, we had cash and cash equivalents of $93.2 million and the remaining borrowing capacity under our Revolving Credit Facility, subject to meeting our debt covenants, was $139.2 million, including letters of credit utilization. Our net leverage ratio is determined, in large part, by our ability to manage the timing and amount of our capital expenditures, which due to certain provisions in the Rio Tinto Transaction Agreement, is less certain and outside of our control. Our net leverage ratio is also determined by our ability to achieve forecasted operating results and to pursue other working capital financing strategies that may be available to us, which is less certain and outside our control. The Company has incurred negative cash flow from operating and investing activities of $176.0 million and $445.3 million, respectively, for the year ended December 31, 2024 and projects insufficient liquidity in its future cash flows due to various standard restrictions under the Rio Tinto Transaction Agreement that raise substantial doubt about its ability to continue as a going concern.
On January 22, 2025, the Company entered into a commitment letter with Rio Tinto plc, whereby Rio Tinto plc (or an affiliate thereof) has committed to provide Arcadium Lithium Financing IRL Designated Activity Company a first lien secured term loan facility of $200 million (the "Pari Passu Term Loan") and a second lien secured term loan facility of $300 million (the "Junior Term Loan"), together the "Rio Tinto Term Loans." The Pari Passu Term Loan will be secured by first-priority liens on the same assets that secure the existing Revolving Credit Facility and the Junior Term Loan will be secured by second-priority liens on the same assets that secure the existing Revolving Credit Facility. The obligations under the Rio Tinto Loans will be guaranteed by the same entities that guarantee the obligations under the existing Revolving Credit Facility. The proceeds of the Rio Tinto Term Loans may be used for certain capital expenditures payments of the Company and its subsidiaries. The principal amount of the Rio Tinto Term Loans, together with accrued and unpaid interest thereon, will be due and payable on September 1, 2027, consistent with the existing Revolving Credit Facility. The Rio Tinto Term Loans will be subject to the same financial covenants as the existing Revolving Credit Facility which will require the maintenance of a maximum leverage ratio and a minimum interest coverage ratio. On January 30, 2025, pursuant to the Pari Passu Term Loan, we received $199.5 million cash proceeds, net of financing fees of $0.5 million. See Note 17 for details.
Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its obligations for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. As noted above, the Rio Tinto Transaction Agreement prohibits the Company’s ability to pursue working capital financing strategies that otherwise may be available to us before the closing of the Rio Tinto Transaction, and the Pari Passu Term Loan limits our ability to manage the timing and amount of certain capital expenditures. Based on its assessment, including near term expected cash flows and limitations under the Rio Tinto Transaction Agreement to seek additional capital resources or curtail certain spending since October 2024, management estimates that current available liquidity and forecasted net cash flows will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for the next twelve months from the consolidated financial statements issuance date and therefore substantial doubt exists about the Company’s ability to continue as a going concern.
Shareholder and all regulatory approvals have been received for the Rio Tinto Transaction as of February 13, 2025 and the transaction is expected to close shortly after the sanction hearing for the Royal Court of Jersey set on March 5, 2025. If the transaction does not close, contractual limitations would cease on the Company’s ability to manage its working capital strategies in October 2025. In that case, the Company’s ability to continue developing its portfolio of expansion projects is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of, but not limited to, the issuance of debt financing, equity, government funding, and financing and/or prepayments from existing or future customers. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.
These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share. The weighted average ordinary shares outstanding for both basic and diluted earnings per share for all periods presented was calculated in accordance with ASC 260, Earnings Per Share.
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
Restricted cash. As of December 31, 2024, Arcadium had restricted cash of $18.1 million on deposit with Mizuho as collateral for the Project Loan Facility and $5.3 million on deposit as cash backing for a letter of credit. The restricted cash is classified within Other non-current assets in the Company's consolidated balance sheets.
The following tables provide a reconciliation of Cash and cash equivalents and restricted cash reported within Arcadium's consolidated balance sheets:

	Year ended December 31,
(in Millions)	2024	2023 (1)
Cash and cash equivalents	$93.2	$237.6
Restricted cash - Other non-current assets	23.4	—
Total Cash and cash equivalents and restricted cash	$116.6	$237.6
_________________________
1.Represents the financial position of predecessor Livent as of December 31, 2023 which does not include the financial position of Allkem.
Trade receivables, net of allowance, and other receivables. Trade receivables consist of amounts owed to us from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two stage process which includes calculating a formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.
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

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Capitalized interest. For the years ended December 31, 2024, 2023 and 2022 we capitalized interest expense of $24.9 million, $16.8 million and $15.8 million, respectively. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the estimated useful lives of the assets.
Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate ("triggering events") that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where a triggering event occurs and undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to the amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. We recorded a non-cash impairment charge of $51.7 million for the year ended December 31, 2024, related to our Mt Cattlin spodumene operation in Western Australia. See Note 11 for details.
Deferred compensation plan. We have established a trust fund administered by a third party to provide funding for benefits payable under the Arcadium Non-qualified Saving Plan ("NQSP") to which highly compensated Arcadium employees can elect to defer part of their compensation. The assets held in the trust consist of money market investments, a managed portfolio of equity securities and Arcadium ordinary shares. For each reporting period, the Company records a net mark-to-market adjustment to Selling, general and administrative expense in our consolidated statements of operations for the investments in the trust fund and the corresponding obligation to participants in the NQSP. The money market investments and equity securities assets are included in Other assets in the accompanying consolidated balance sheets. The investments in Arcadium ordinary shares under the NQSP are included in Treasury shares on our consolidated balance sheets. The deferred compensation obligation to participants is included in Other long-term liabilities on our consolidated balance sheets. See Note 21 and Note 23 for additional details on the NQSP deferred compensation plan.
4.125% Convertible Senior Notes due 2025 (the "2025 Notes"). We account for our 2025 Notes under Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06").
Financial instruments. Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, debt, derivatives and amounts included in accruals meeting the definition of financial instruments. Trade receivables and trade payables are recorded at carrying value, which approximates fair value due to the short-term nature of the instruments. Investments held in trust are for the NQSP as discussed in "Deferred compensation plan" subsection above. The Company enters into derivative contracts to hedge exposures and the associated assets or liabilities are recorded in our consolidated balance sheets and the gains or losses associated with these transactions are included in the consolidated statements of operations.
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

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If facts and circumstances indicate that a decrease in value of the investment has occurred that is other than temporary, we recognize an impairment loss equal to an amount by which the carrying amount exceeds the fair value of the equity method investment. There were no impairments during the three years ended December 31, 2024.
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
The Company has elected not to separate lease and non-lease components and accounts for each separate lease component and non-lease component associated with that lease component as a single lease component. Operating lease ROU assets include all contractual lease payments and initial direct costs incurred less any lease incentives. Facility leases generally only contain lease expense and non-component items such as taxes and pass-through charges. Additionally, we have elected not to apply the recognition requirements of ASC 842 to leases which have a lease term of less than one year at the commencement date.
Most of the Company's leases for corporate facilities contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain we will exercise the extension. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. We currently do not have any finance leases. See Note 22 for information on related disclosures regarding leases.
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
Restructuring and other charges also includes transaction costs related to the Allkem Livent Merger and the Rio Tinto Transaction.
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
The Company performs its annual goodwill impairment test in the fourth quarter of each year as of October 31 or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
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

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment evaluations of goodwill could result in a reduction in our recorded asset values which could have a material adverse effect on our financial position and results of operations. We perform reviews of goodwill on an annual basis, or more frequently if triggering events indicate a possible impairment. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the reporting unit's fair value. If the carrying values of goodwill exceed their fair value, the goodwill would be considered impaired. If any impairment or related charge is warranted, our financial position and results of operations could be materially affected. Any such impairment or related charge could be a result of, for example, sustained declines in the Company’s share price; the deterioration of the cost of equity or debt capital increases due to valuations for comparable companies or comparable acquisitions valuations; or the deterioration of the outlook for future cash flows for the reporting unit due to but not limited to, increased competition, changes to discount rate, downward forecast revisions, restricted plans or changes in applicable regulations affecting our business.
The Company performed a qualitative Step 0 test for its goodwill balance in the fourth quarters of 2024 and 2023 and concluded that no impairment existed as of December 31, 2024 and 2023 because it was not more likely than not that the fair value of the reporting unit was less than its carrying value.
Revenue recognition. Revenue from product sales is recognized when we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 180 days. See Note 7 for further details regarding revenue recognition.
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
We satisfy our obligations by transferring goods and services in exchange for consideration from customers. The timing of performance sometimes differs from the timing of when the associated consideration is received from the customer, thus resulting in the recognition of a contract asset or liability. These may arise from provisional pricing within certain of our customer contracts, or if the customer’s payment of consideration is received prior to completion of our related performance obligation. Provisional pricing results in variable consideration which we estimate by using an expected value method taking into account all information that is reasonably available including publicly available pricing forecasts. We only include variable consideration within the transaction price to the extent that it is probable that a significant reversal in the amount of revenue recognized will not occur.
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
Segment information. In January 2024, Arcadium Lithium completed the Allkem Livent Merger. See Note 4, Allkem Livent Merger for further details. Following the closing of the Allkem Livent Merger, we currently operate as one reportable segment based on the commonalities among our products and services. See Note 6, Segment Reporting for further details.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation. Share-based compensation expense for the three years ended December 31, 2024 has been recognized for all share options and other equity-based arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in share-based compensation expense as they occur. See Note 18 for more information.
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
Environmental remediation charges represent the costs for the continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured. Arcadium Lithium has two environmental remediation sites located in North Carolina, United States and Québec, Canada. The charge associated with the cost of remediation for the years ended December 31, 2024, 2023 and 2022 are $4.3 million, $0.8 million and $1.2 million, respectively. These amounts are recorded as a component within "Restructuring and other charges" on the consolidated statements of operations. The total environmental remediation liability as of December 31, 2024 and 2023 was $7.8 million and $7.5 million, respectively.
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Cost of sales in our consolidated statements of operations. We recorded transaction and remeasurement (gains)/losses of $(185.6) million, $68.9 million and $7.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Mine development costs. Mine development costs include expenditures incurred during the search for mineral resources as well as the determination of the technical feasibility and commercial viability of extracting the mineral resource, and stripping costs of removing overburden and waste materials to access the mineral body at an open pit mine.
The Company capitalizes exploration and evaluation ("E&E") expenditures to Property, Plant and Equipment ("PP&E") under a successful efforts basis when proven and probable reserves are established for the sites where E&E activities are being performed. E&E assets recognized as part of business combinations are also capitalized. All other E&E expenditures are expensed.
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
Mineral interests. Mineral interests include acquired interests in production, development and exploration stage properties. Mineral interests are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. Mineral interests in the development and exploration stage are not amortized until the underlying property is converted to the production stage, at which point the mineral interests are amortized over the estimated recoverable proven and probable reserves using a units-of-production method.
Asset retirement obligations. The Company accounts for asset retirement obligations ("AROs") in accordance with ASC 410-20, Asset Retirement Obligations. We record AROs at present value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we settle the obligation for its recorded amount. See Note 16, for details.
The carrying amounts of the AROs as of December 31, 2024 and December 31, 2023 was $14.2 million and $3.7 million, respectively. These amounts are included in Accrued and other current liabilities and Other long-term liabilities in our consolidated balance sheets.
Blue Chip Swap. Our wholly owned subsidiary in Argentina uses the U.S. dollar as their functional currency. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date to the official currency exchange rate then in effect which represents the exchange rate available for external commerce (import payments and export collections) and financial payments, with currency remeasurement and other transaction gains and losses recognized in earnings. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result, a legal trading mechanism known as the Blue Chip Swap emerged in Argentina for all individuals or entities to transfer U.S. dollars out of and into Argentina. The Blue Chip Swap rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. Recently, the Blue Chip Swap rate has diverged significantly from Argentina’s official rate due to the economic environment. In 2023, through the Blue Chip Swap method, we realized a gain from the purchase in U.S. dollars and sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds. The gain of U.S. $67.8 million and $68.5 million for the years ended December 31, 2024 and 2023, respectively, were recorded to Other gain in our consolidated statement of operations.
Reclassifications. Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.
Effective April 1, 2024, we began presenting gains and losses from foreign currency remeasurements as a component of Other (gains)/losses. Prior to April 1, 2024, we included gains and losses resulting from foreign currency remeasurements as a component of Cost of sales and Restructuring and other charges in the consolidated statement of operations. The following tables summarize the accounts that were recast for the year ended December 31, 2023 and 2022 to conform to the current period presentation.

	Year Ended December 31			Year Ended December 31
	2023			2022
(in Millions)	Prior Presentation	Loss/(gain) Reclassified	Recast Presentation	Prior Presentation	Loss/(gain) Reclassified	Recast Presentation
Cost of sales	$413.2	$69.1	$344.1	$417.5	$6.8	$410.7
Restructuring and other charges	56.7	(0.2)	56.9	7.5	0.2	7.3
Other (gains)/losses	(68.5)	68.9	0.4	(22.2)	7.0	(15.2)
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The ASU was adopted by the Company as of December 31, 2024, refer to Note 6, Segment Reporting, for additional disclosures required by the ASU.

Note 4: Allkem Livent Merger

On January 4, 2024 (the "Acquisition Date") Arcadium completed the previously announced Allkem Livent Merger by and among Livent Corporation, a Delaware corporation ("Livent"), Allkem Limited, an Australian public company ("Allkem"),

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the year ended December 31, 2024, adjustments were made within the permitted measurement period for the following: a decrease to property, plant and equipment of $46.6 million, increase to deferred income tax assets of $4.6 million, increase to accounts payable trade and other of $1.8 million, decrease to income taxes of $0.3 million, decrease to environmental liabilities of $7.0 million, decrease to deferred income tax liabilities of $49.3 million, increase to other long term liabilities of $8.7 million, and a net increase in goodwill of $54.5 million. The measurement period adjustments have been reflected as current period adjustments in the year ended December 31, 2024, in accordance with the guidance in ASU 2015-16 "Business Combinations." The measurement period adjustments had no effect on earnings or cash in the current period.
Transaction and related costs directly attributable to the acquisition of Allkem, consisting primarily of advisor fees, legal fees, accounting fees, and certain deal related bonuses were $103.9 million for the year ended December 31, 2024. The costs were expensed as incurred and are included in restructuring and other charges.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the purchase price allocation for the Allkem Livent Merger as of January 4, 2024:

(in Millions, except per share amounts)	Amount

Total consideration	$4,390.4

Assets acquired:
Cash and cash equivalents	$681.4
Trade receivables	64.2
Inventories	127.6
Prepaid and other current assets	87.2
Property, plant and equipment	4,278.9
Right of use assets - operating leases, net	53.4
Deferred income tax assets	30.9
Other assets (1)	174.0
Total assets acquired	$5,497.6

Liabilities assumed:
Accounts payable, trade and other	$223.7
Accrued and other current liabilities	35.1
Income taxes	78.5
Long-term debt including current portion	301.7
Operating lease liabilities	53.4
Environmental liabilities	11.9
Deferred income tax liabilities	1,267.4
Other long-term liabilities	58.2
Total liabilities assumed	$2,029.9

Fair value of net assets acquired	$3,467.7
Add: Fair value of noncontrolling interests acquired	321.0
Fair value of net assets acquired less noncontrolling interests acquired	$3,146.7
Goodwill	$1,243.7
___________________
1.Includes long-term semi-finished goods inventory.

Trade receivables
The $64.2 million of acquired trade receivables represents the fair value of the gross amount due under the contracts.
Property, Plant and Equipment
Property, plant and equipment is inclusive of the fair value of mineral rights totaling $2,675.0 million and non-mineral rights property, plant and equipment totaling $1,603.9 million. The fair value of the mineral rights was estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the asset, net of charges for the use of other identifiable assets of the business including working capital, fixed assets, and other intangible assets. Mineral rights are depreciated using a units-of-production method while all other property, plant and equipment is depreciated using the straight-line method.
Goodwill
Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets acquired. The amount disclosed within the table is attributable to the value of growth opportunities and expected synergies created by incorporating Allkem's business and operations into the Company's operations and the value of the assembled workforce. The goodwill has no amortizable basis for income tax purposes.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allkem revenues and earnings
The following table represents Allkem's revenues and net earnings included in Arcadium's consolidated statements of operations from the Acquisition Date through December 31, 2024.

(in Millions)	Twelve Months Ended December 31, 2024

Revenue	$337.5
Income from operations before income taxes	$115.3
Pro Forma Financial Information
Due to the Allkem Livent Merger closing on January 4, 2024, all activity in the first quarter of 2024 except for the first three days of January, which management deemed not material, is included in Arcadium’s consolidated statements of operations. The following unaudited pro forma financial information for the twelve months ended December 31, 2023 is based on our historical consolidated financial statements adjusted to reflect the Allkem Livent Merger as if it occurred on January 1, 2023. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the Allkem Livent Merger had been completed as of the beginning of the periods presented, nor is it indicative of future results. The unaudited pro forma information is not necessarily indicative of operating results that would have been achieved had the acquisition been completed as of January 1, 2023 and does not intend to project the future financial results of the Company after the acquisition. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and does not reflect the cost of any integration activities or synergies that may be derived from any integration activities. The unaudited pro forma financial results are as follows:

(in Millions)	Twelve Months Ended December 31, 2023
(Unaudited)
Revenue	$2,001.7
Net income	$374.0

Note 5: Goodwill
The following table summarizes the changes in goodwill for the twelve months ended December 31, 2024.

(in Millions)	Total
Balance as of December 31, 2023 (1)	$120.7
Acquisitions - Allkem Livent Merger	1,243.7
Purchase price adjustments - Nemaska Lithium	(1.5)
Balance as of December 31, 2024	$1,362.9
___________________
1.Balance as of December 31, 2023 related to October 18, 2023 consolidation of Nemaska Lithium.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6: Segment Reporting
Arcadium Lithium earns revenue and incurs expenses from extracting and producing lithium compounds that are sold across global markets. The activity focuses on specialty products that require a high level of manufacturing and technical know-how to meet customer requirements. The products offered vary across the chemical, energy, polymer and specialty application customer base, but variations of processed lithium are the key common component.
We manage business activities on a consolidated basis with one reportable segment based on the commonalities among our products and services, and the way our chief operating decision maker, the chief executive officer, reviews and evaluates performance. The chief operating decision maker assess performance and allocates resources based on net income that is reported on the consolidated statement of operations. Net income, along with other measures such as Adjusted EBITDA, are used to monitor actual results against budgets and forecasts. The chief operating decision maker also uses net income, along with other measures, to benchmark performance against industry forecasts and other participants. The analysis along with the monitoring of results against budget and forecasts are used in assessing the performance of the segment. The accounting policies of the reportable segment are the same as those described in the Principal Accounting Policies within Note 2.

	Year ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Revenue	$1,007.8	$882.5	$813.2
Less:
Cost of sales - as reviewed by chief operating decision maker	670.3	344.1	410.1
Selling, administration and research costs (2)	133.2	69.0	59.1
Depreciation and amortization	113.7	29.6	27.7
Other segment items	(41.1)	109.7	42.8
Net income	$131.7	$330.1	$273.5

__________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.Primarily includes people costs and professional fees.

Other segment items includes interest, income taxes, foreign exchange remeasurement gains/losses, results of unconsolidated affiliates accounted for under the equity method, impairment charges and other expenses.
The measure of segment assets is reported on the consolidated balance sheets as total assets. The chief operating decision maker uses net income and other measures such as Adjusted EBITDA to evaluate income generated from the segment’s assets in capital management decisions.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas (based on product destination) and by product categories. The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Asia Pacific (2)	$860.1	$649.7	$566.5
North America (2)	84.4	143.8	145.7
Europe, Middle East & Africa	61.2	87.2	98.1
Latin America	2.1	1.8	2.9
Total Revenue	$1,007.8	$882.5	$813.2
____________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.In 2024, countries with sales in excess of 10% of combined revenue consisted of China, Japan and South Korea. Sales for the year ended December 31, 2024 for China, Japan and South Korea totaled $564.8 million, $142.1 million, and $138.5 million, respectively. In 2023, countries with sales in excess of 10% of combined revenue consisted of China, the U.S., Japan and South Korea. Sales for the year ended December 31, 2023 for China, the U.S., Japan and South Korea totaled $364.8 million, $138.7 million, $136.9 million, and $123.0 million, respectively. In 2022, countries with sales in excess of 10% of combined revenue consisted of China, Japan, and the U.S. Sales for the year ended December 31, 2022 for China, Japan, and the U.S. totaled $304.9 million, $167.6 million, and $139.1 million, respectively.

For the year ended December 31, 2024, two customers accounted for approximately 25% and 22% of total revenue, and our 10 largest customers accounted in aggregate for approximately 74% of our revenue. For the year ended 2023 two customers accounted for approximately 28% and 22% of total revenue, and our 10 largest customers accounted in aggregate for approximately 72% of our revenue. For the year end 2022 one customer accounted for approximately 24% of total revenue and our 10 largest customer accounted in aggregate for approximately 63% of our revenue. A loss of any material customer could have a material adverse effect on our business, financial condition and results of operations.
The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Lithium Hydroxide	$437.2	$564.4	$415.5
Lithium Carbonate (2)	291.7	44.8	68.7
Butyllithium and Other Lithium Specialties	169.2	273.3	329.0
Spodumene Concentrate (3)	109.7	—	—
Total Revenue	$1,007.8	$882.5	$813.2
______________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.Includes lithium carbonate by-product revenue.
3.Includes low-grade spodumene sales and minimal other products.

Our lithium products are developed and sold to global and regional customers in the EV, electronics, agrochemicals, pharmaceuticals, polymer and specialty alloy metals market among others. Lithium hydroxide and lithium carbonate products are used in advanced batteries for all-electric vehicles as well as other products that require portable energy storage such as power tools and military devices. Lithium hydroxide is also sold into grease applications for use in automobiles, aircraft, railcars, agricultural and other types of equipment. Butyllithium products are primarily used as polymer initiators, and in the synthesis of agrochemicals and pharmaceuticals. High purity lithium metal and other specialty compounds include lithium phosphate, pharmaceutical-grade lithium carbonate and specialty organics. We sell whatever lithium carbonate we do not use internally as feedstock for lithium hydroxide production to our customers for various applications.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Balance as of
(in Millions)	December 31, 2024	December 31, 2023	Increase
Receivables from contracts with customers, net of allowances	$130.3	$106.7	$23.6
Contract liability - short-term	42.3	4.4	37.9
Contract liability - long-term	238.1	217.8	20.3
Performance obligations
Revenue is recognized when the performance obligation is satisfied, which is when the customer obtains control of the good or service. Occasionally, we may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts' performance obligations that are unsatisfied or partially unsatisfied is approximately $1.4 billion in the next four years. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer over the remaining performance obligations in the contract.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8: Inventories, Net
Inventories consisted of the following:

	December 31,
(in Millions)	2024	2023
Finished goods	$99.8	$59.1
Semi-finished goods	202.5	108.8
Raw materials, supplies, and other	115.3	49.6
FIFO inventory, net	$417.6	$217.5

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
In the fourth quarter of 2020, the Company entered into an agreement with Pallinghurst for a 50% equity interest in QLP. Through this investment, we obtained indirect ownership of a 25% equity interest in Nemaska Lithium.
On June 6, 2022, Livent issued 17,500,000 shares of its common stock to acquire the remaining 50% share of QLP previously owned by Pallinghurst and certain of its investors (the "QLP Merger"). Upon consummation of the QLP Merger, Livent recorded an Investment of $387.1 million, QLP's cash and cash equivalents of $0.3 million and short-term debt of $13.5 million; and an increase to additional paid in capital of $373.9 million. The Company now owns a 50% economic interest in NLI through its ownership of QLP. The Québec provincial government, through IQ, continues to own the remaining 50% interest in Nemaska Lithium. At present, we do not have off-take rights on the production to come out of the Nemaska Lithium Project.
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
The allocation of the fair value of the assets and liabilities of Nemaska Lithium assumed under business combination accounting guidance for the Nemaska Lithium consolidation, including the impact of income taxes, is completed as of December 31, 2024 with no significant measurement period adjustments. Nemaska Lithium is consolidated on a one-quarter lag basis. The table below represents Nemaska Lithium's balance sheet at fair value consolidated by the Company as of October 18, 2023:

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Nemaska Lithium Inc.
		October 18,
(in Millions)	Note	2023 (a)
ASSETS
Cash and cash equivalents		$133.5
Sales tax receivable		9.2
Prepaid expenses		3.4
Total current assets		146.1
In-trust deposits	b	9.9
Property, plant and equipment	c	932.2
Goodwill	d	119.2
Intangible assets	e	45.0
Other non-current assets		0.5
Total non-current assets		1,106.8
Total assets		$1,252.9
LIABILITIES AND EQUITY
Current portion of long-term debt	f	$2.4
Accounts payable and accrued liabilities		59.8
Total current liabilities		62.2
Long-term debt	g	56.1
Contract liability - long-term	g	19.8
Asset retirement obligations	h	3.4
Deferred income taxes		111.9
Other non-current liabilities		0.3
Total non-current liabilities		191.5
Total current and long-term liabilities		253.7
Arcadium shareholders’ equity		499.6
Noncontrolling interest		499.6
Total equity		999.2
Total liabilities and equity		$1,252.9
______________________________
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
Arcadium's cash and cash equivalents balance in its consolidated balance sheet as of December 31, 2024 includes Nemaska Lithium's cash of $11.4 million at September 30, 2024 as Nemaska Lithium is consolidated on a one-quarter lag. All cash at Nemaska Lithium will be used for capital expenditures and operating expenses of the Nemaska Lithium Project.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2024, Nemaska Lithium received cash of $225.0 million related to advance payments in connection with a customer supply agreement repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. The related liability, consolidated on a one-quarter lag basis, is $152.1 million debt and $72.9 million contract liability as of December 31, 2024, see Note 17 for details. Prepayments from the customer under the arrangement total $350.0 million, with final prepayment of $125 million received on January 3, 2025.
In the fourth quarter of 2024, the Company contributed cash of $96.7 million to Nemaska Lithium which, due to one-quarter lag reporting, is not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. IQ contemporaneously made an equal contribution in the fourth quarter of 2024 which, due to one-quarter lag reporting, is not recorded in our consolidation of Nemaska.
Before October 18, 2023, the Company accounted for its interest in Nemaska Lithium as an equity method investment on a one-quarter lag basis and it was included in Investments in our consolidated balance sheets. The carrying amount of our interest in Nemaska Lithium was $437.1 million as of December 31, 2022 under equity method investment accounting. For the years ended December 31, 2023, and 2022 we recorded a $23.1 million, and $15.1 million loss, respectively, related to our interest in Nemaska Lithium to Equity in net loss of unconsolidated affiliate in our consolidated statements of operations.
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
As of December 31, 2024, Arcadium had restricted cash of $18.1 million on deposit with Mizuho Bank ("Mizuho") as collateral for the Project Loan Facility and classified within Other non-current assets in its consolidated balance sheets. See Note 17 for details.
Arcadium's cash and cash equivalents balance in its consolidated balance sheet as of December 31, 2024 includes $21.1 million held by the entities discussed above.
Arcadium funded JEMSE’s equity contributions in SDJ with an interest-free loan (the "JEMSE Receivable") to be repaid by JEMSE out of 33% of the dividends it receives from SDJ. The fair value of the non-current receivable is $5.0 million as of December 31, 2024.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10: Investments

Investments consisted of the following:

(in Millions)	December 31, 2024	December 31, 2023
ESM ILiAD, LLC	$30.1	$30.1
Arcadium NQSP	6.3	4.7
Other	0.5	—
Investments	$36.9	$34.8
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
Arcadium Lithium accounts for its interest in ESM under ASC Topic 321, Investments – Equity Securities ("ASC 321"). Since our investment in ESM does not have a readily determinable fair value, we use the measurement alternative under ASC 321. Our investment is measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values. As of December 31, 2024 and 2023, the carrying amount of our investment in ESM was $30.1 million.
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
For the year ended December 31, 2024, we recorded a $7.5 million loss related to our interest in TLC to Equity in net loss of unconsolidated affiliates in our consolidated statements of operations. At December 31, 2024, the carrying value of our interest in TLC was zero and the the loan receivable with TLC was zero.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11: Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2024	2023
Land and land improvements	$337.0	$106.2
Buildings	1,006.8	134.9
Machinery and equipment	1,011.8	420.7
Mineral rights	3,184.9	560.0
Construction in progress	2,181.9	1,284.4
Total cost	7,722.4	2,506.2
Accumulated depreciation	(351.2)	(269.1)
Property, plant and equipment, net	$7,371.2	$2,237.1

At December 31, 2024 and 2023, the majority of our Property, plant and equipment, net balance is domiciled in Argentina and Canada. Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets or a units-of-production basis based on the rate of depletion of reserves. Land is not depreciated. The major classifications of property, equipment and software, including their respective principal depreciation and amortization method and expected useful lives, consisted of the following:

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
Depreciation expense was $120.2 million, $26.6 million, and $25.1 million in 2024, 2023 and 2022, respectively.
Long-Lived Asset Impairment
On September 4, 2024, Arcadium Lithium announced that it will suspend Stage 4A waste stripping, and any expansionary investment beyond Stage 3, at its Mt Cattlin spodumene operation in Western Australia given the decline in spodumene prices. As a result, the Company plans to place the Mt Cattlin site into care and maintenance by the end of the first half of 2025 after it completes Stage 3 mining and ore processing. The Company does not intend to close its Mt Cattlin site. Care and maintenance will keep the mine and processing facilities in a position to potentially resume operations when market conditions become more favorable. The Company will also continue to explore the viability of underground mining at the Mt Cattlin site, which could potentially extend the remaining mine life.
In the third quarter of 2024, as a result of the plan to place Mt Cattlin into care and maintenance, the Company determined that there were indicators of impairment and therefore performed long-lived assets impairment testing for the Mt Cattlin asset group. As a result of the evaluation using the income approach, the Company determined the undiscounted cash flows of Mt Cattlin's assets were not greater than their carrying value, resulting in a non-cash charge of $51.7 million for the year ended December 31, 2024, recorded to Impairment charges in the consolidated statement of operations. Management will continue to monitor events and circumstances that would require a future test of recoverability on the remaining Mt Cattlin long-lived assets.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12: Restructuring and Other Charges
The following table shows total restructuring and other charges included in the consolidated statements of operations:

	Year Ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Restructuring charges:
Severance-related and exit costs	$19.0	$2.4	$1.8
Other charges:
Costs related to the Rio Tinto Transaction	23.2	—	—
Cost related to the Allkem Livent Merger	103.9	54.1	2.9
Loss on asset replacement (2)	6.9	—	—
Other	4.2	0.4	2.6
Total restructuring and other charges	$157.2	$56.9	$7.3
_____________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.Represents one-time write off of construction in process for structural redesign at the Bécancour development project.

Note 13: Environmental Obligations
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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. As of the periods presented, the Bessemer City and the former Allkem Lithium One, Inc. sites located in North Carolina, United States and Québec, Canada, respectively, are the only sites for which we have a reserve. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $7.8 million and $7.5 million existed for the years ended December 31, 2024 and 2023, respectively.
The estimated reasonably possible environmental loss contingencies exceed amount accrued by approximately $1.3 million at December 31, 2024. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the site.
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

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below is a roll forward of our total environmental reserves.

(in Millions)	Environmental Reserves Total
Balance as of December 31, 2022	$7.0
Change in reserves	0.8
Cash payments	(0.3)
Balance as of December 31, 2023	$7.5
Change in reserves	4.3
Acquisitions - Allkem Livent Merger	2.8
Cash payments	(6.8)
Balance as of December 31, 2024	$7.8

The table below provides detail of current and long-term environmental reserves.

	December 31,
(in Millions)	2024	2023
Environmental reserves, current (1)	$0.9	$0.5
Environmental reserves, long-term (2)	6.9	7.0
Total environmental reserves	$7.8	$7.5
______________
1.These amounts are included within "Accrued and other liabilities" on the consolidated balance sheets.
2.These amounts are included in "Environmental liabilities" on the consolidated balance sheets.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14: Other (Gains)/Losses
The following table shows amounts included in Other (Gains)/Losses in the consolidated statements of operations:

	Year Ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Blue Chip Swap gains: (2)
Non-recurring - SDV and MdA Holdings LLC (3)	$(45.2)	$(61.6)	$(22.2)
Recurring - SDJ and MdA	(22.6)	(6.9)	—
Total Blue Chip Swap gains	(67.8)	(68.5)	(22.2)

Foreign currency remeasurement (gains)/losses:
Foreign currency remeasurement (gains)/losses (4)	(171.3)	68.9	7.0
Remeasurement gains on U.S. dollar denominated cash held by foreign currency functional subsidiary	(14.3)	—	—
Total Foreign currency remeasurement (gains)/losses	(185.6)	68.9	7.0

Loss on trading securities and other	1.0	—	—
Total Other (gains)/losses	$(252.4)	$0.4	$(15.2)
___________________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.See Note 2 for details.
3.Represents the non-recurring gain from the sale in Argentina pesos of Argentina Sovereign U.S. dollar-denominated bonds due to the divergence of Argentina's Blue Chip Swap market exchange rate from the official rate.
4.The twelve months ended December 31, 2024 primarily includes impact of currency fluctuations on deferred income tax assets and liabilities related to the Allkem Livent Merger.

Note 15: Income Taxes
Domestic and foreign components of income from operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Domestic	$(21.5)	$34.8	$133.2
Foreign	232.1	354.2	202.2
Total	$210.6	$389.0	$335.4

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes attributable to income from operations consisted of:

	Year Ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Current:
Federal	$9.5	$31.7	$43.7
Foreign	89.7	27.6	5.6
State	(0.4)	0.6	1.3
Total current	$98.8	$59.9	$50.6
Deferred:
Federal	$6.5	$4.5	$(1.9)
Foreign	(26.7)	(5.9)	13.3
State	0.3	0.4	(0.1)
Total deferred	(19.9)	(1.0)	11.3
Total	$78.9	$58.9	$61.9
____________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.

The effective income tax rate applicable to income from operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
U.S. Federal statutory rate	$44.2	$81.7	$70.4
Foreign earnings subject to different tax rates	(9.6)	(78.9)	(30.0)
Foreign derived intangible income	—	(0.9)	(2.1)
State and local income taxes, less federal income tax benefit	(0.1)	0.9	0.9
Tax on intercompany dividends and deemed dividends for tax purposes	3.5	27.7	19.8
Changes to unrecognized tax benefits	6.8	0.4	(0.5)
Other non-deductible expenses (2)	23.5	6.2	0.1
Other non-taxable income	(2.8)	(4.9)	(2.9)
Change in valuation allowance (3)	(44.6)	66.0	(1.7)
Exchange gains and losses (4)	40.1	(43.0)	6.9
Withholding taxes net of credits	7.3	4.7	0.6
Tax on global activities (5)	5.4	—	—
Other	5.2	(1.0)	0.4
Total tax provision	$78.9	$58.9	$61.9
____________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.The year ended December 31, 2024 primarily includes the impact of management fees and transaction costs incurred by our parent company that are non-deductible.
3.For the year ended December 31, 2024, the Company released a valuation allowance of $(77.2) million to the statement of operations on the net deferred tax assets in Argentina. For the year ended December 31, 2023, the Company recorded a valuation allowance of $60.3 million to the statement of operations on the net deferred tax assets in Argentina. These adjustments were primarily due to the significant fluctuations in foreign currency impacts that occurred during both periods.
4.Includes the impact of foreign currency exchange gains or losses in Argentina on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes. Additionally, the years ended December 31, 2024, 2023 and 2022 include an adjustment relating to inflation.
5.Represents additional expense for global minimum taxes at our parent company in accordance with the newly implemented Pillar Two rules.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	Year Ended December 31,
(in Millions)	2024	2023 (1)
Net operating loss carry-forwards and credits (2)	$203.9	$239.2
Exploration and development expenses	11.2	12.0
Disallowed interest expense (3)	88.9	8.8
Other assets and reserves	12.4	20.7
Deferred tax assets	$316.4	$280.7
Valuation allowance, net (4)	(46.9)	(83.1)
Deferred tax assets, net of valuation allowance	$269.5	$197.6
Property, plant and equipment, net (3)	(1,322.6)	(281.8)
Intangibles	(6.3)	(11.8)
Deferred inflationary gain	(49.0)	(28.4)
Other liabilities	(4.7)	(0.6)
Deferred tax liabilities	(1,382.6)	(322.6)
Net deferred tax liabilities	$(1,113.1)	$(125.0)
___________________
1.Represents the results of predecessor Livent’s operations for the year ended December 31, 2023 which do not include the operations of Allkem.
2.The year ended December 31, 2024 primarily relates to net operating losses generated in Canada. The year ended December 31, 2023 primarily relates to net operating losses generated in Argentina and Canada. The net operating losses in Canada primarily relate to Nemaska Lithium, see Note 9 for details.
3.As part of the Allkem Livent Merger, the Company recorded deferred tax assets of $47.8 million related primarily to accrued interest, and deferred tax liabilities of $1,311.7 million related to property, plant and equipment, within the purchase price allocation for the year ended December 31, 2024. See Note 4 for details
4.For the year ended December 31, 2023, the Company recorded a valuation allowance in 2023 on the net deferred tax assets in Argentina, primarily relating to the net operating loss as a result of the significant fluctuations in foreign currency. These significant fluctuations in foreign currency impacts primarily occurred in December 2023. The balance at the end of the year was $80.2 million.
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires companies to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a "more likely than not" standard. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, and tax planning alternatives. The Company recorded a valuation allowance of $28.9 million to the balance sheet in 2024 on the net deferred tax assets in Ireland, primarily relating to the future utilization of foreign tax credits against foreign source income taxed by the Irish tax authorities. In addition, we also recorded a valuation allowance of $3.4 million on deferred tax assets generated from net operating losses in Argentina.
As of December 31, 2024, we had total foreign net operating loss carry-forwards of $153.3 million (tax effected) primarily related to Canada and expiring within 20 years. The net operating losses in Canada primarily relate to Nemaska Lithium, see Note 9 for details. As of December 31, 2023, we had total foreign net operating loss carry-forwards of $233.1 million (tax effected) primarily related to Argentina and Canada and expiring within 5 years and within 20 years, respectively.
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

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
As of December 31, 2024, we had total unrecognized tax benefits of $14.7 million, of which $11.9 million would favorably impact the effective tax rate from operations if recognized. As of December 31, 2023, we had total unrecognized tax benefits of $4.7 million. As of December 31, 2022, we had total unrecognized tax benefits of $4.5 million. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2024, 2023 and 2022, we recognized interest and penalties of $9.2 million, $0.3 million, and $0.2 million, respectively, in the consolidated statement of operations. As of December 31, 2024 and 2023, we have accrued interest and penalties in the consolidated balance sheets of $7.1 million and $1.1 million, respectively.
Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will increase within the next 12 months by a range of zero to $0.4 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in Millions)	2024	2023	2022
Balance at beginning of year	$4.7	$4.5	$2.9
Increases related to positions taken in the current year	4.5	0.4	3.3
Decreases related to positions taken in prior years	(3.7)	—	—
Increases related to positions taken in prior years	14.2	—	—
Decreases related to lapse of statutes of limitations	(0.8)	(0.2)	(0.1)
Settlement of uncertain tax positions	(4.2)	—	(1.6)
Balance at end of year	$14.7	$4.7	$4.5

Note 16: Asset Retirement Obligations

Legacy Allkem asset retirement obligations acquired in the Allkem Livent Merger were recorded at fair value on the Acquisition Date and consist of $9.4 million, $1.5 million and $1.0 million related to the Mt Cattlin spodumene mine in Western Australia, the Olaroz lithium brine extraction facility in Jujuy, Argentina and the Sal de Vida lithium brine extraction facility (currently under development) in Catamarca, Argentina, respectively.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17: Debt
Long-term debt
Long-term debt consists of the following:

	Interest Rate Percentage			Maturity Date	December 31, 2024	December 31, 2023
(in Millions)	SOFR borrowings	Base rate borrowings
Revolving Credit Facility (1)	6.18%	8.25%		2027	$344.0	$—
4.125% Convertible Senior Notes due 2025			4.125%	2025	245.8	245.8
Transaction costs - 2025 Notes					(0.9)	(2.4)
Nemaska - Prepayment agreement (2)			8.9%		75.0	75.0
Discount - Prepayment agreement					(20.1)	(19.8)
Nemaska - Prepayment agreement - tranche 2 (2)			9.4%		150.0	—
Discount - Prepayment agreement					(52.8)	—
Nemaska - Other					0.6	3.4
Debt assumed in Allkem Livent Merger (3)
Project Loan Facility - Stage 2 of Olaroz Plant			2.61%	2029	135.0	—
Affiliate Loans with TTC			14.30%	2030	81.5	—
Affiliate Loan with TLP			10.03%	2026	2.5	—
Total debt assumed in Allkem Livent Merger					219.0	—
Subtotal long-term debt (including current maturities)					960.6	302.0
Less current maturities					(288.9)	(2.4)
Total long-term debt					$671.7	$299.6
______________________________
1.As of December 31, 2024 and December 31, 2023, there were $16.8 million and $15.5 million, respectively, in letters of credit outstanding under our Revolving Credit Facility and $139.2 million and $484.5 million available funds as of December 31, 2024 and December 31, 2023, respectively. Fund availability is subject to the Company meeting its debt covenants.
2.Represents advance payments in connection with customer supply agreement which do not have a contractual interest rate or bear any actual interest and are repayable in equal quarterly installments beginning in January 2027 and ending in October 2031. Represents U.S. GAAP imputed interest rate.
3.On March 7, 2024 SDJ paid $18.1 million to repay a portion of the outstanding balance of the Stage 1 and Stage 2 Olaroz Plan Project Loan Facility. On September 10, 2024, SDJ paid $9.1 million to repay the outstanding balance of the Stage 1 Olaroz Plan Project Loan Facility in its entirety, as well as $9.0 million to repay a portion of the outstanding of the Stage 2 Olaroz Plan Project Loan Facility. On May 30, 2024, SDV paid the outstanding principal balance of $47.0 million, a prepayment fee of $0.9 million and accrued interest and commitment fees of $1.3 million to repay the Sal de Vida Project Financing Facility in its entirety.

Rio Tinto Term Loans
On January 22, 2025, the Company entered into a commitment letter with Rio Tinto plc, whereby Rio Tinto plc (or an affiliate thereof) has committed to provide Arcadium Lithium Financing IRL Designated Activity Company (the "Borrower") a first lien secured term loan facility of $200 million (the "Pari Passu Term Loan") and a second lien secured term loan facility of $300 million (the "Junior Term Loan"), together the "Rio Tinto Term Loans." The Pari Passu Term Loan will be secured by first-priority liens on the same assets that secure the existing Revolving Credit Facility and the Junior Term Loan will be secured by second-priority liens on the same assets that secure the existing Revolving Credit Facility. The obligations under the Rio Tinto Loans will be guaranteed by the same entities that guarantee the obligations under the existing Revolving Credit Facility. The proceeds of the Rio Tinto Term Loans may be used for certain capital expenditure payments of the Borrower and its subsidiaries. The principal amount of the Rio Tinto Term Loans, together with accrued and unpaid interest thereon, will be due and payable on September 1, 2027, consistent with the existing Revolving Credit Facility. The Rio Tinto Term Loans will be subject to the same financial covenants as the existing Revolving Credit Facility which will require the maintenance of a maximum leverage ratio and a minimum interest coverage ratio.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Rio Tinto Term Loans will bear interest at adjusted term SOFR (defined as the forward-looking SOFR term rate published by CME Group Benchmark Administration Limited plus 0.10% per annum subject to a floor of zero) plus, an applicable margin, as determined in accordance with the provisions of the Pari Passu Term Loan and the Junior Term Loan agreements. Interest will be payable on the last day of an interest period. On January 30, 2025, pursuant to the Pari Passu Term Loan, we received $199.5 million cash proceeds, net of financing fees of $0.5 million.

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
Each $1,000 of principal of the 2025 Notes was initially convertible into 114.4885 shares of common stock of Livent Corporation, which was equivalent to an initial conversion price of $8.73 per share, subject to adjustment upon the occurrence of specified events. Following the effectiveness of that certain First Supplemental Indenture, dated as of January 4, 2024, by and among the Company, Livent Corporation and U.S. Bank Trust Company, National Association (the "First Supplemental Indenture"), each $1,000 of principal of the 2025 Notes was convertible into 275.459331 ordinary shares of the Company, which is equivalent to a conversion price of $3.63 per share, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any portion of the 2025 Notes, at our option, if the last reported sale price of our ordinary shares has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest. On and after January 15, 2025, holders of the 2025 Notes are entitled to convert all or any portion of their 2025 Notes at any time prior to the close of business on the business day immediately preceding July 15, 2025, which is the maturity date of the 2025 Notes. Following the effectiveness of that certain Second Supplemental Indenture, dated as of January 1, 2025, by and among the Company, Livent Corporation and U.S. Bank Trust Company, National Association (the "Second Supplemental Indenture"), we guaranteed Livent Corporation’s obligations under that certain Indenture, dated as of June 25, 2020, by and among the Company, Livent Corporation and U.S. Bank Trust Company, National Association (as amended and supplemented by the First Supplemental Indenture and the Second Supplemental Indenture, the "Indenture") and Livent Corporation irrevocably elected to settle all future conversions of 2025 Notes by issuing Ordinary Shares (in addition to cash in lieu of delivery of any fractional Ordinary Share) to holders of 2025 Notes that elect to convert all or any portion of their 2025 Notes.
If a fundamental change occurs prior to the maturity date, holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes for cash at a repurchase price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, if a fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such fundamental change or notice of redemption in certain circumstances.
On February 13, 2025, in connection with the Rio Tinto Transaction and pursuant to the Indenture, the Company delivered to the trustee and the holders of the 2025 Notes a Notice of Merger Event (the "Merger Event Notice"), which provided that the Rio Tinto Transaction is expected to become effective on March 6, 2025, on which date the holders of record of the Company's ordinary shares shall be entitled to exchange the ordinary shares for the Per Share Consideration Price, as defined in the Merger Event Notice.
In the first quarter of 2025, the holders of the 2025 Notes were notified that the last reported sale price of Arcadium Lithium's ordinary shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, December 31, 2024 was greater than or equal to 130% of the conversion price then in effect on each trading day, and as a result, the holders have the option to convert all or any portion of their 2025 Notes through March 31, 2025.
The conversion rate for the 2025 Notes is 275.4593 ordinary shares of Arcadium Lithium per $1,000 principal amount of 2025 Notes. The 2025 Notes mature on July 15, 2025 and were reclassified to current portion of long-term debt in the third quarter of 2024.
On the July 15, 2025 maturity date, we are required to deposit with the trustee under the Indenture cash sufficient to pay all of the outstanding 2025 Notes and all other sums due and payable by Livent Corporation under the Indenture.
The Company recorded interest expense related to the amortization of transaction costs of $1.5 million for each of the years ended December 31, 2024 and 2023, all of which was capitalized. The Company recorded $10.1 million of accrued interest expense related to the principal amount for each of the years ended December 31, 2024 and 2023, all of which was capitalized.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We recorded $0.8 million of incremental deferred financing costs in the consolidated balance sheets for the Revolving Credit Facility commitment and legal fees and a $0.2 million loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2024 for the write-off of existing deferred financing costs to recognize a partial change in syndication related to the Revolving Credit Facility. The carrying value of our deferred financing costs was $2.1 million as of December 31, 2024 and is recorded to Other assets in our consolidated balance sheet.
Covenants
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. Furthermore, the Borrowers are subject to financial covenants regarding leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our financial covenants have not changed with the Credit Agreement Amendment. Our maximum allowable first lien leverage ratio is 3.5 as of December 31, 2024. Our minimum allowable interest coverage ratio is 3.5. We were in compliance with all requirements of the covenants as of December 31, 2024.
Debt assumed as a result of Allkem Livent Merger
The following is a summary of Allkem's indebtedness that Arcadium Lithium assumed as a result of the Allkem Livent Merger.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
•The Project Loan Facility for Stage 2 of the Olaroz project had an outstanding balance of $135.0 million as of December 31, 2024. The interest rate for the Stage 2 loan is a fixed rate of 2.6119% per annum until expiry in March 2029.
As of December 31, 2024, Arcadium had restricted cash of $18.1 million on deposit with Mizuho as collateral for the Project Loan Facility and classified within Other non-current assets in its consolidated balance sheet.
As of December 31, 2024, Arcadium is also required to reserve $101.3 million of its cash and cash equivalents in support of a guarantee to TTC associated with the Stage 2 Project Loan Facility for the Olaroz Plant. Arcadium would incur a 2.5% fee for permitted reductions to this reserve.
Affiliate Loans With TTC
SDJ has eleven loans with TTC related to the Olaroz Plant originally providing for a total of $93.0 million in principal. As of December 31, 2024, the loans have an outstanding principal balance of $81.5 million and are payable ranging from July 2024 until March 2030.

Note 18: Share-Based Compensation
Arcadium Lithium plc Omnibus Incentive Plan (the "Arcadium Plan")
As of December 31, 2024, there were 64,548,000 Arcadium ordinary shares authorized for issuance under the Arcadium Plan. The Arcadium Plan provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including share options, restricted shares, restricted share units (including performance units), share appreciation rights, and management incentive awards. The Compensation Committee of the Arcadium Board of Directors (the "Arcadium Committee") has the authority to amend the Arcadium Plan at any time, approve financial targets, award grants, establish performance objectives and conditions and the times and conditions for payment of awards.
Share options granted under the Arcadium Plan may be incentive or non-qualified share options. The exercise price for share options may not be less than the fair market value of the share at the date of grant. Awards granted under the Arcadium Plan vest or become exercisable or payable at the time designated by the Arcadium Committee. The options granted in 2024 will vest on the first, second and third anniversaries of the date of grant, subject generally to continued employment, and the cost is recognized over the vesting period. Incentive and non-qualified options granted under the Arcadium Plan expire not later than 10 years from the grant date.
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

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
•Stock Options: Each outstanding stock option with respect to the Company’s shares, whether vested or unvested (each, a "Company Stock Option"), will be cancelled and exchanged for an option to purchase a number of applicable Listed Shares determined by multiplying (i) the number of Company shares subject to such Company Stock Option by (ii) the Equity Award Conversion Ratio, rounded down to the nearest whole share. Such stock option will have a per-share exercise price determined by dividing (i) the exercise price per Company share at which such Company Stock Option was exercisable immediately prior to the closing by (ii) the Equity Award Conversion Ratio, rounded up to the nearest whole cent.
Legacy Livent Awards
As of December 31, 2024, there were 6,579,305 Arcadium ordinary shares authorized for issuance upon the exercise or settlement of the Legacy Livent Awards.
Share Compensation
We recognized the following share compensation expense for Legacy Livent Awards and awards under the Arcadium Plan:

	Year Ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Share Option Expense, net of taxes of $0.4, $0.3 and $0.3	$3.0	$1.7	$1.8
Restricted Share Expense, net of taxes of $(0.7), $0.9 and $0.7	24.7	4.5	3.6
Performance-Based Restricted Share Expense, net of taxes of $0.1, $0.3, and $0.1	0.4	1.8	0.4
Total Share Compensation Expense, net of taxes of $(0.2), $1.5 and $1.1 (2)	$28.1	$8.0	$5.8
____________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.Gross share compensation charges of $12.2 million and $15.7 million were recorded to "Selling, general and administrative expenses" and "Restructuring and other charges", respectively, in our consolidated statement of operations for the year ended December 31, 2024. Gross share compensation charges of $8.4 million and $1.1 million were recorded to "Selling, general and administrative expenses" and "Restructuring and other charges", respectively, in our consolidated statement of operations for the year ended and December 31, 2023. Gross share compensation charges of $6.8 million and $0.1 million were recorded to "Selling, general and administrative expenses" and "Restructuring and other charges", respectively, in our consolidated statement of operations for the year ended December 31, 2022.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Options
The grant date fair values of the share options granted in the year ended December 31, 2024, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the historical volatility of a group of ten of our publicly traded peers that operate in the specialty chemical sector. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of share option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on Arcadium's ordinary shares. Arcadium share options granted in 2024 will vest equally on the first, second and third anniversaries of the grant date and expire ten years from the date of grant.
The following table contains Black Scholes valuation assumptions for share options granted for the years ended December 31, 2024, 2023 and 2022:

	2024					2023	2022
Grant date	3/6/2024	5/14/2024	6/28/2024	7/30/2024	9/1/2024	2/22/2023	2/23/2022
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected volatility	31.18%	31.97%	33.00%	33.22%	35.06%	30.19%	28.89%
Expected life (in years)	6.0	6.0	6.0	6.0	6.0	6.5	6.5
Risk-free interest rate	4.08%	4.41%	4.28%	4.00%	3.72%	4.04%	1.95%
The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $1.89 per share, $9.22 and $7.01 per share, respectively.
The following summary shows share option activity for the Allkem Livent Merger and the Arcadium Plan for the year ended December 31, 2024:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
Outstanding as of December 31, 2023	5,060,687	5.6	$6.73	$6.5
Granted	4,055,748		$4.82
Exercised	(171,819)		$3.58	$0.3
Forfeited	(275,656)		$5.22
Outstanding as of December 31, 2024	8,668,960	6.6	$5.95	$2.9
Exercisable as of December 31, 2024 (1)	4,069,419	4.1	$6.30	$1.7
_________________________
1.In December 2024, 706,975 share options of certain Arcadium executive officers vested on an accelerated basis.
As of December 31, 2024 and December 31, 2023, we had total remaining unrecognized compensation cost related to unvested share options of $5.7 million and $1.8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.2 years. The aggregate intrinsic value of share options exercised for the year ended December 31, 2023 and 2022 was $1.4 million and $4.9 million, respectively.
Restricted Share Unit Awards
The grant date fair value of RSUs under the Arcadium Plan is based on the market price per share of Arcadium's ordinary shares on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which for the RSUs granted during the year ended December 31, 2024, will vest equally on the first, second and third anniversaries of the grant date.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Allkem Transaction Agreement, on the Acquisition Date, 927,510 employee RSUs vested on an accelerated pro rata basis. The following table shows RSU activity for the Allkem Livent Merger and the Arcadium Plan for the year ended December 31, 2024:

	Restricted Share Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested December 31, 2023	2,287,088	$7.83	$17.1
Granted (1)	5,217,604	$4.89
Vested (2)	(2,634,791)	$6.82
Forfeited	(290,380)	$5.52
Nonvested December 31, 2024 (3)	4,579,521	$5.21	$23.5
___________________
1.The Company granted 1,080,825 Allkem Replacement Awards on January 12, 2024 pursuant to the Allkem Transaction Agreement.
2.Immediately prior to the Acquisition Date, 768,440 non-employee Director RSUs vested and were paid out in cash of $5.3 million pursuant to the Allkem Transaction Agreement. In December 2024, 347,361 RSUs of certain Arcadium executive officers vested on an accelerated basis.
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $9.51 per share and $9.44 per share, respectively. The intrinsic value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $10.4 million, $1.8 million, and $4.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $14.1 million, $0.8 million, and $2.5 million, respectively.
As of December 31, 2024, the Arcadium Plan had total remaining unrecognized compensation cost related to unvested RSUs of $15.4 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.1 years.

Performance-Based Restricted Share Unit ("PRSU") Awards
Pursuant to the Allkem Transaction Agreement, on the Acquisition Date, 96,885 employee PRSUs vested on an accelerated basis at the higher of the PRSU payout on the accelerated vest date, which was —%, or 100%. The following table shows PRSU activity for the twelve months ended December 31, 2024.

	Performance-Based Restricted Share Units
	Number of awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in Millions)
Nonvested as of December 31, 2023	96,885	$9.42	$0.7
Vested	(96,885)	$9.42
Nonvested as of December 31, 2024	—	$—	$—

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19: Equity
After the closing of the Allkem Livent Merger on January 4, 2024 and as of December 31, 2024, we had 5 billion ordinary shares of $1.00 par value each and 125 million preferred shares of $1.00 par value each authorized. The following is a summary of Arcadium's ordinary shares issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2022 (1)	432,243,013	(249,202)	431,993,811
RSU awards	324,577	—	324,577
PRSU awards	126,421	—	126,421
Share option awards	365,661	—	365,661
Net purchases of treasury shares - NQSP	—	(14,467)	(14.467)
Issuance of ordinary shares - conversion of 2025 Notes	274	—	274
Balance as of December 31, 2023 (1)	433,059,946	(263,669)	432,796,277
Issued to Allkem shareholders - Allkem Livent Merger	641,337,840	—	641,337,840
PRSU and RSU awards accelerated - Allkem Livent Merger	648,969	—	648,969
Arcadium RSU awards	1,345,007	—	1,345,007
Arcadium share option awards	127,260	—	127,260
Net sales of treasury shares - NQSP	—	3,525	3,525
Balance as of December 31, 2024	1,076,519,022	(260,144)	1,076,258,878
_____________________
1.Balances outstanding as of December 31, 2023 and 2022, representing predecessor Livent, have been adjusted to reflect the 2.406 Exchange Ratio.

Accumulated other comprehensive loss
Summarized below is the roll forward of accumulated other comprehensive loss, net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Total
Accumulated other comprehensive loss, net of tax as of December 31, 2022	$(51.0)	$—	$(51.0)
Other comprehensive income before reclassifications	1.2	(0.5)	$0.7
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Accumulated other comprehensive loss, net of tax as of December 31, 2023	$(49.8)	$—	$(49.8)
Other comprehensive income before reclassifications	(40.6)	(0.6)	(41.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.6	0.6
Accumulated other comprehensive loss, net of tax as of December 31, 2024	$(90.4)	$—	$(90.4)
______________
1.See Note 21 for more information.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications of accumulated other comprehensive loss

The table below provides details about the reclassifications from accumulated other comprehensive loss and the affected line items in the consolidated statement of operations for each of the periods presented.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Income
(in Millions)	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Derivative instruments
Foreign currency contracts	$0.6	$0.5	$0.9	Costs of sales
Total before tax	0.6	0.5	0.9
	—	—	(0.2)	Provision for income taxes
Amount included in net income	$0.6	$0.5	$0.7
Total reclassifications for the period	$0.6	$0.5	$0.7	Amount included in net income

Dividends
For the years ended December 31, 2024, 2023 and 2022, we paid no dividends. We do not expect to pay any dividends in the foreseeable future.

Note 20: Earnings Per Share
Earnings per ordinary share ("EPS") is computed by dividing net income attributable to Arcadium Lithium plc by the weighted average number of ordinary shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential ordinary shares related to our share options, restricted share units, performance-based restricted share units and 2025 Notes. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential ordinary shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential ordinary shares related to our share options in periods in which the option exercise price is greater than the average market price of our ordinary shares for the period. We use the if-converted method when calculating the potential dilutive effect of our 2025 Notes.
Earnings applicable to ordinary shares and ordinary shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Per Share Data)	Year Ended December 31,
	2024	2023 (1)	2022 (1)
Numerator:
Net income attributable to Arcadium Lithium plc	$103.2	$330.1	$273.5

Denominator:
Weighted average ordinary shares outstanding - basic	1,069.8	432.4	413.4
Dilutive share equivalents from share-based plans	1.2	3.3	4.1
Dilutive share equivalents from 2025 Notes	67.7	67.7	67.7
Weighted average ordinary shares outstanding - diluted	1,138.7	503.4	485.2

Basic earnings per ordinary share	$0.10	$0.76	$0.66
Diluted earnings per ordinary share	$0.09	$0.66	$0.56
_______________________________
1.For the years ended December 31, 2023 and 2022 weighted average ordinary shares outstanding - basic and diluted, dilutive share equivalents and basic and diluted earnings per ordinary share amounts represent predecessor Livent and have been adjusted to reflect the 2.406 Exchange Ratio.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anti-dilutive share options
For the year ended December 31, 2024, options to purchase 8,162,842 shares of our ordinary shares, at an average exercise price of $6.25 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the period. For the year ended December 31, 2023, options to purchase 373,901 shares of our ordinary shares, at an average exercise price of $9.70 per share were anti-dilutive and not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the ordinary shares for the period. For the year ended 2022, none of the outstanding options to purchase shares of our ordinary shares were anti-dilutive.
Note 21: Financial Instruments, Risk Management and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade receivables, other current assets, investments held in trust fund, trade payables, debt, derivatives and amounts included in accruals meeting the definition of financial instruments. Investments in the NQSP deferred compensation plan trust fund are considered Level 1 investments based on readily available quoted prices in active markets for identical assets. The carrying value of cash and cash equivalents, trade receivables, other current assets, and accounts payable approximates their fair value and are considered Level 1 investments. Our other financial instruments include the following:

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
The estimated fair value and the carrying amount of debt was $1,146.2 million and $671.7 million, respectively, as of December 31, 2024. Our 2025 Notes are classified as Level 2 in the fair value hierarchy.
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

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in Accumulated Other Comprehensive Loss ("AOCL") changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges. As of December 31, 2024, we had no open foreign currency forward contracts in AOCL designated as cash flow hedges of underlying forecasted sales and purchases.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $145.6 million as of December 31, 2024.
Fair Value of Derivative Instruments
The Company had no open derivative cash flow hedge contracts as of December 31, 2024 and 2023.
The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as cash flow hedging instruments.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Total Foreign Exchange Contracts
Accumulated other comprehensive loss, net of tax at December 31, 2022	$—
Unrealized hedging losses, net of tax	(0.5)
Reclassification of deferred hedging losses, net of tax (1)	0.5
Total derivative instrument impact on comprehensive income, net of tax	—
Accumulated other comprehensive loss, net of tax at December 31, 2023	$—
Unrealized hedging losses, net of tax	(0.6)
Reclassification of deferred hedging losses, net of tax (1)	0.6
Total derivative instrument impact on comprehensive loss, net of tax	—
Accumulated other comprehensive loss, net of tax at December 31, 2024	$—
____________________
1.Amounts are included in "Cost of sales" on the consolidated statement of operations.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Cash Flow Hedging Instruments

	Location of Loss Recognized in Income on Derivatives	Amount of Pre-tax Loss Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2024	2023	2022
Foreign Exchange contracts	Cost of sales	$18.9	$(2.8)	$(5.2)
Total		$18.9	$(2.8)	$(5.2)
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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2024 and 2023.

(in Millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$6.3	$6.3	$—	$—
JEMSE Receivable	5.0	—	—	5.0
Equity securities (2)	0.3	0.3	—	—
Total Assets	$11.6	$6.6	$—	$5.0

Liabilities
Deferred compensation plan obligation (3)	$7.6	$7.6	$—	$—
Total Liabilities	$7.6	$7.6	$—	$—

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in deferred compensation plan (1)	$4.1	$4.1	$—	—
Total Assets	$4.1	$4.1	$—	$—

Liabilities
Deferred compensation plan obligation (3)	$6.7	$6.7	$—	$—
Total Liabilities (4)	$6.7	$6.7	$—	$—
____________________
1.Balance is included in "Other assets" in the consolidated balance sheets. Arcadium NQSP investments in Arcadium ordinary shares are recorded as Treasury shares in the consolidated balance sheets and carried at historical cost. A mark-to-market gain of $0.6 million and a

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mark-to-market gain of $0.2 million related to the Arcadium ordinary shares was recorded in "Selling, general and administrative expense" in the consolidated statements of operations for the years ended December 31, 2024 and December 31, 2023, respectively, with a corresponding offset to the deferred compensation plan obligation in the consolidated balance sheets.
2.Mark-to-market gains and losses are recorded to Other gain/loss in the consolidated statement of operations.
3.Balance is included in "Other long-term liabilities" in the consolidated balance sheets.
4.The Company had no open cash flow hedge contracts as of December 31, 2023.

Note 22: Commitments and Contingencies
Commitments
Leases
All of our leases are operating leases as of December 31, 2024. We have operating leases for corporate offices, manufacturing facilities, and land. Our leases have remaining lease terms of less than 2 years to 26 years.
The Company assumed an ROU asset and corresponding lease liability of $53.4 million in the Allkem Livent Merger, all of which are accounted for as operating leases.
Disclosures about our leases under ASC 842 are summarized in the table below.

	Year ended December 31,
(in Millions)	2024	2023 (1)	2022 (1)
Lease Cost
Operating lease cost (2)	$15.5	$1.4	$1.3
Short-term lease cost	0.5	0.4	0.4
Total lease cost (2)	$16.0	$1.8	$1.7
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$14.9	$1.4	$1.3
____________________________
1.Represents the results of predecessor Livent’s operations for the years ended December 31, 2023 and 2022 which do not include the operations of Allkem.
2.Lease expense is classified as "Selling, general and administrative expenses" in our consolidated statements of operations.

As of December 31, 2024, our operating leases had a weighted average remaining lease term of 8.4 years and a weighted average discount rate of 8.7%.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a maturity analysis of our operating lease liabilities for each of the next five years and a total of the amounts for the remaining years.

(in Millions)	Undiscounted cash flows
2025	$10.2
2026	9.4
2027	8.7
2028	8.5
2029	9.0
Thereafter	26.0
Total future minimum lease payments	71.8
Less: Imputed interest	(25.0)
Total	$46.8
Contingencies
We are a party to various legal proceedings, including those noted in this section. Arcadium records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As additional information becomes available, management adjusts its assessments and estimates. Legal costs are expensed as incurred.
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
Argentine Customs & Tax Authority Matters
Minera del Altiplano SA, our subsidiary in Argentina ("MdA"), has received notices from the Argentine Customs Authorities that they are conducting customs audits in Salta (for 2015 to 2019, 2021, 2022 and 2023), Rosario (for 2016 and 2017), Buenos Aires, Ezeiza (for 2018, 2019, 2021 and 2022) and Campana (2022) regarding the export of lithium carbonate by MdA from each of those locations. See Note 23 for more information about the payment the Company made in June 2023 for export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022.
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
MdA was also notified from the Argentine Tax Authority of the start of an ex officio determination process regarding transfer pricing for the period 2017 and of a transfer pricing audit for the period 2018. SDJ was also notified by the Argentine Tax Authority of the start of an ex officio determination process regarding transfer pricing for the period of 2018.
In January, 2023, the Argentina Ministry of Economy issued a resolution to cancel an export rebate regime relating to lithium products, which was followed by Presidential Decree No. 57/2023 in February, 2023. The Presidential Decree prospectively cancels all export rebates for lithium products. Prior to the Presidential Decree, MdA and SDJ had the right to collect 4% of the FOB value for exported products (which consisted of the "La Puna" rebate which was 2.5% and the "Export" rebate which was 1.5%). In October 2023 by Presidential Decree No. 557/2023 the Export rebate of 1.5% was reinstated. Subsequent to the Presidential Decree entering into force on October 26, 2023 MdA and SDJ are entitled to the 1.5% rebate/refund on FOB value

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its exported products. As of December 31, 2024, MdA and SDJ have a receivable of approximately $5.4 million USD and $1.7 million USD, respectively, which is still valid and remains in force after the Presidential Decrees.
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
Galaxy (formerly "James Bay") Royalty Claim
On January 16, 2025, Galaxy Lithium (Canada) Inc., Galaxy Lithium (Ontario) Inc. and Arcadium Lithium plc were notified that the former holder of a royalty (net smelter return) has filed a lawsuit in the Québec Superior Court against the Company relating to the repurchase of his royalty relating to the Galaxy Lithium Project. The individual is seeking monetary damages of approximately $30 million CAD. A range of possible liabilities, if any, cannot be currently estimated by the Company.

ARCADIUM LITHIUM PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2024	2023
Prepaid and other current assets
Income tax receivable - refunds and prepayments	$82.2	$29.5
Argentina government receivable (1)	40.6	7.9
Prepaid expenses	42.8	16.9
Other receivables	47.8	28.2
Bank Acceptance Drafts (2)	1.1	—
Other current assets	4.2	3.9
Total	$218.7	$86.4

(in Millions)	December 31,
	2024	2023
Other assets
Argentina government receivable (1)(3)	$131.8	$71.3
Advance to contract manufacturers (4)	27.9	27.6
Long-term semi-finished goods inventory	105.0	1.0
Tax related items	4.3	4.0
Capitalized software, net	2.3	1.1
Investment in transit - Nemaska Lithium (5)	96.7	—
Deposits	23.4	—
Other long-term assets	20.9	22.7
Total	$412.3	$127.7
____________________
1.We have various subsidiaries that conduct business within Argentina. At December 31, 2024 and 2023, $42.0 million and $38.8 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. A judicial decision relating to the U.S. dollar-denominated export tax receivable portion $34.8 million permits the Argentina government to reimburse us in Argentine pesos at the historical foreign exchange rate applicable at each past payment date, adjusted by a bank deposit interest rate. While the Company filed an appeal on November 6, 2023 and believes it has valid defenses on the technical merits, the ultimate resolution of this matter could result in a possible loss of up to $34.4 million. We continually review the recoverability of all outstanding receivables by analyzing historical experience, current collection trends and regional business and political factors among other factors.
2.Bank Acceptance Drafts are a common Chinese finance note used to settle trade transactions. The Company accepts these notes from Chinese customers based on criteria intended to ensure collectability and limit working capital usage.
3.In June 2023, the Company decided to pay $21.7 million for the export duties and interest claimed by the Customs Authorities of Buenos Aires, Ezeiza and Salta related to exports made between the years 2018 – 2022 registered in those locations. This payment stops the accrual of any further interest. It was a deposit made under protest, and was not an admission of any of the claims made by the Customs Authorities or a waiver of any of the Company's defenses, including recovery of the deposit plus interest. The cases remain in discussion. See Note 22 for more information.
4.We record deferred charges related to certain contract manufacturing agreements which we amortize over the term of the underlying contract.
5.Represents the Company's cash contributed to Nemaska Lithium in the fourth quarter of 2024 which, due to one-quarter lag reporting, are not yet recorded in our consolidation of Nemaska. The balance is recorded to Other assets - noncurrent because the cash is expected to be used by Nemaska primarily for capital expenditures. IQ contemporaneously made an equal contribution in the fourth quarter of 2024 which, due to one-quarter lag reporting, is not recorded in our consolidation of Nemaska. See Note 9 for details.

(in Millions)	December 31,
	2024	2023
Accrued and other current liabilities
Accrued payroll	$46.2	$20.3
Restructuring reserves	1.4	1.7
Retirement liability - 401k	3.5	3.2
Environmental reserves, current	0.9	0.5
Accrued investment in unconsolidated affiliates	—	27.0
Accrued capital expenditures	137.8	84.1
Total	$189.8	$136.8

(in Millions)	December 31,
	2024	2023
Other long-term liabilities
Deferred compensation plan obligation	$7.6	$6.7
Contingencies related to uncertain tax positions (1)	22.2	6.2
Self insurance reserves	1.1	1.1
Asset retirement obligations	14.2	3.7
Affiliate Loans with TTC - accrued interest	53.4	—
Other long-term liabilities	13.2	3.6
Total	$111.7	$21.3
____________________
1.As of December 31, 2024, we have recorded a liability for uncertain tax positions of $21.8 million and a $0.4 million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Arcadium Lithium plc:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arcadium Lithium plc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred negative cash flows from operating and investing activities and projects insufficient liquidity in its future cash flows due to various restrictions under the Rio Tinto Transaction Agreement that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of mineral rights asset acquired
As discussed in Note 4 to the consolidated financial statements, on January 4, 2024, the Company completed the Allkem Livent Merger. This transaction was accounted for as a business combination using the acquisition method of accounting. As a result of the transaction, the Company recognized certain tangible and intangible assets and liabilities at their acquisition-date fair value, including $2,675.0 million for mineral rights.
We identified the evaluation of the acquisition-date fair value of the mineral rights acquired as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the discount rate used in the valuation of the mineral rights acquired.

Specifically, minor changes to the discount rate could have had a significant effect on the fair value. Additionally, the use of professionals with specialized skills and knowledge was required to assess the discount rate.
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
February 27, 2025

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. We based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (COSO 2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
On January 4, 2024, Arcadium Lithium closed on the Allkem Livent Merger, consolidating Allkem, as further described in Note 4 - Allkem Livent Merger. Allkem's assets represented approximately 49.8% of the Company's total assets as of December 31, 2024 and approximately 33.5% of the Company's total revenues for the year ended December 31, 2024. As of December 31, 2024, we are in the process of evaluating the internal controls of Allkem and are integrating its controls into our existing operations. Allkem's business has, therefore, been excluded from management's assessment of internal control over financial reporting for the year ended December 31, 2024. We evaluated the design effectiveness of the system of internal controls over Allkem entities and we have aligned these controls with the existing SOX compliance framework of Arcadium during 2024. The evaluation and testing of operating effectiveness of the framework for the Allkem entities will be completed in 2025.
We evaluated the design effectiveness of the system of internal controls over Nemaska Lithium and we have aligned these controls with the existing SOX compliance framework during 2024. The evaluation and testing of operating effectiveness of the framework for Nemaska Lithium has been completed in 2024.
Based on this assessment, we determined that, as of December 31, 2024, Arcadium Lithium has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2024, which appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arcadium Lithium plc:

Opinion on Internal Control Over Financial Reporting
We have audited Arcadium Lithium plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company merged with Allkem Limited during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Allkem Limited’s internal control over financial reporting associated with total assets of $5,497.6 million and total revenues of $337.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Allkem Limited.
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
February 27, 2025

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
On January 4, 2024, the Allkem Livent Merger was completed. Livent was the accounting acquirer in the Allkem Livent Merger under U.S. GAAP and was subject to Section 404 of the Sarbanes-Oxley Act ("SOX"), while Allkem, a company with publicly traded securities only in Australia and Canada, was not subject to Section 404 of SOX. For all filings under the Exchange Act after the Allkem Livent Merger, the historical financial statements of Arcadium for the period prior to the Allkem Livent Merger are and will be those of Livent. Allkem's financial results are included in Arcadium's financial statements for all periods subsequent to the Allkem Livent Merger. As the Allkem Livent Merger was completed on January 4, 2024, we elected to extend the compliance date for Allkem internal controls over financial reporting to one year from the acquisition date.
In connection with the Allkem Livent Merger, we have reviewed the design of the system of internal controls over the legacy Allkem entities and we have aligned these controls with the existing SOX compliance framework. The testing of operating effectiveness of the framework is planned for the first half of 2025.
In addition, we have updated the system of internal controls over financial reporting of our fully consolidated subsidiary Nemaska Lithium. We validated the design and operating effectiveness of Nemaska Lithium’s internal controls over financial reporting ("ICFR").
(c) Attestation Report of the Independent Registered Public Accounting Firm. Refer to Report of Independent Registered Public Accounting Firm which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.
(d) Change in Internal Controls over Financial Reporting. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We maintain insider trading policies and procedures governing the purchase, sale and/or dispositions of our Company's securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as NYSE listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.
The additional information required by this Item 10 will be included in our definitive proxy statement for the annual meeting of shareholders or by amendment to this Form 10-K under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of our fiscal year covered by this report, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement for the annual meeting of shareholders or by amendment to this Form 10-K under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of our fiscal year covered by this report, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Arcadium Lithium are authorized for issuance as of December 31, 2024. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by shareholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted share units (A) (1)	Weighted-average exercise price of outstanding options awards (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (3)

Equity Compensation Plans approved by shareholders	13,359,347	$5.95	55,951,550
 ___________________________________
1.Includes 8,668,960 share options and 4,130,875 Restricted Share Units granted to Arcadium Lithium employees and 448,646 Restricted Share Units held by Arcadium Lithium non-employee directors. Includes 110,866 FMC Corporation director awards that will be issued in Arcadium Lithium ordinary shares upon distribution.
2.Taking into account all outstanding awards included in this table, the weighted-average exercise price of such share options is $5.95 and the weighted-average term-to-expiration is 6.6 years.
3.The Arcadium Plan contains an "evergreen" provision, pursuant to which the number of shares of Arcadium ordinary shares available for issuance under the Arcadium Plan will be increased by an amount equal to the lesser of (a) 3% of the number of issued and outstanding shares of ordinary shares as of January 1 of each year or (b) such other number of shares of ordinary shares as determined by the Board of Directors in its discretion. The Board of Directors determined not to authorize any increase in the shares available for issuance under the Arcadium Plan pursuant to the "evergreen" provision as of January 1, 2025.

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
Auditor Location: Philadelphia, PA (U.S. firm)
Auditor Firm ID: PCAOB ID 185

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
    1. Consolidated financial statements of Arcadium Lithium and its subsidiaries are incorporated under Item 8 of this Form 10-K.
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

*2.5
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
*4.4
First Supplemental Indenture, dated January 4, 2024, by and among Livent Corporation, Arcadium Lithium plc and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on January 4, 2024)

*4.5
Second Supplemental Indenture, dated January 1, 2025, by and among the Arcadium Lithium plc, Livent Corporation and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2025)

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

†*10.3	Livent Corporation Incentive Compensation and Stock Plan, as of October 10, 2018 (Exhibit 99 to Livent's Registration Statement on Form S-8 filed on October 11, 2018)
†*10.4	Form of IPO Option Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.12 to Livent's Registration Statement on Form S-1/A filed on October 1, 2018)

Exhibit No.	Exhibit Description
†*10.5	Form of Employee RSU Award Agreement under the Livent Corporation Incentive Compensation and Stock Plan (Exhibit 10.13 to Livent's 2020 Form 10-K filed on February 26, 2021)
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
†*10.19
Executive Severance Agreement dated February 23, 2024, by and between Arcadium Lithium plc and Paul Graves. Pursuant to Instruction 2 to Item 601 of Regulation S-K, an Executive Severance Agreement that is substantially identical in all material respects, except as to the parties thereto, between Arcadium Lithium plc and Gilberto Antoniazzi was not filed (incorporated by reference to Exhibit 10.19 to the Registrant’s 2023 Annual Report on Form 10-K filed on February 29, 2024)

†*10.20
Executive Severance Agreement dated February 23, 2024, by and between Arcadium Lithium plc and Sara Velazquez Ponessa (incorporated by reference to Exhibit 10.20 to the Registrant's 2023 Annual Report on Form 10-K filed on February 29, 2024) .

†*10.21
Arcadium Lithium plc Executive Severance Plan, dated as of February 21, 2024, with Form Agreement (incorporated by reference to Exhibit 10.21 to the Registrant's 2023 Annual Report on Form 10-K filed on February 29, 2024)

†10.22	Acquisition Incentive Award Letter - Paul Graves, dated November 20, 2024
†10.23	Acquisition Incentive Award Letter - Gilberto Antoniazzi, dated November 20, 2024
†10.24	Acquisition Incentive Award Letter - Sara Velazquez Ponessa, dated November 20, 2024
†10.25	Acquisition Incentive Award Letter - Barbara Fochtman, dated November 20, 2024
*10.26
Commitment Letter, dated as of January 22, 2025, among Arcadium Lithium plc and Rio Tinto plc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 23, 2025)

19.1	Arcadium Lithium plc Statement of Policy Concerning Trading in Company Securities, as of January 4, 2024
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Integral Consulting Inc., Fénix
23.3	Consent of Sean Kosinski, Fénix
23.4	Consent of BBA Inc., Whabouchi
23.5	Consent of DRA Americas Inc., Whabouchi.
23.6	Consent of SGS Geological Services, Whabouchi
23.7	Consent of Marc Rougier, WSP Canada Inc., Whabouchi
23.8	Consent of Carl Pednault, WSP Canada Inc., Whabouchi
23.9	Consent of Hydrominex Geoscience, Salar de Olaroz
23.10	Consent of Gunn Metallurgy, Salar de Olaroz
23.11	Consent of Montgomery & Associates Consultores Limitada, Sal de Vida

Exhibit No.	Exhibit Description
23.12	Consent of Gunn Metallurgy, Sal de Vida
23.13	Consent of Marek Dworzanowski, Cauchari
23.14	Consent of Frederik Reidel, Managing Director of Atacama Water SpA, Cauchari
23.15	Consent of SLR Consulting (Canada) Ltd., James Bay
23.16	Consent of Wave International Pty Ltd., James Bay
23.17	Consent of WSP Canada Inc., James Bay
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code
*96.1	Technical Report Summary, Pre-Feasibility Study, Salar del Hombre Muerto, Argentina, as amended November 14, 2023 (Exhibit 96.1 to Livent's Current Report on Form 8-K filed on November 15, 2023)
*96.2
SEC Technical Report Summary, Pre-Feasibility Study on the Whabouchi Mine, Nemaska, Québec, as amended November 14, 2023 (Exhibit 96.2 to Livent's Current Report on Form 8-K filed on November 15, 2023)

*96.3
Technical Report Summary on Olaroz Lithium Facility, prepared by Hydrominex Geoscience and Gunn Metallurgy, dated August 31, 2023 and amended November 15, 2023 (Exhibit 96.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A, filed on November 15, 2023)

*96.4
Technical Report Summary on Sal de Vida Lithium Brine Project, prepared by Montgomery & Associates Consultores Limitada and Gunn Metallurgy, dated August 31, 2023 and amended November 15, 2023 (Exhibit 96.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A, filed on November 15, 2023)

*96.5
Technical Report Summary on Cauchari Lithium Brine Project, prepared by Marek Dworzanowski and Frederik Reidel, dated August 31, 2023 and amended November 15, 2023 (Exhibit 96.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A, filed on November 15, 2023)

*96.6
Technical Report Summary on James Bay Lithium Project, prepared by SLR Consulting (Canada) Ltd., Wave International Pty Ltd. and WSP Canada Inc., dated August 31, 2023 and amended October 30, 2023 (Exhibit 96.5 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A, filed on October 30, 2023)

*97.1
Arcadium Lithium plc Financial Restatement Clawback Policy, effective as of January 4, 2024 (incorporated by reference to Exhibit 97.1 to the Registrant's 2023 Annual Report on Form 10-K filed on February 29, 2024)

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
Date: February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	President, Chief Executive Officer and Director	February 27, 2025
/S/ GILBERTO ANTONIAZZI Gilberto Antoniazzi	Vice President and Chief Financial Officer	February 27, 2025
/S/ RONALD STARK Ronald Stark	Chief Accounting Officer	February 27, 2025
/S/ PETER COLEMAN Peter Coleman	Chairman and Director	February 27, 2025
/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 27, 2025
/S/ ALAN FITZPATRICK Alan Fitzpatrick	Director	February 27, 2025
/S/ MICHAEL F. BARRY Michael F. Barry	Director	February 27, 2025
/S/ STEVEN T. MERKT Steven T. Merkt	Director	February 27, 2025
/S/ FLORENCIA HEREDIA Florencia Heredia	Director	February 27, 2025
/S/ CHRISTINA LAMPE-ÖNNERUD Christina Lampe-Önnerud	Director	February 27, 2025
/S/ PABLO MARCET Pablo Marcet	Director	February 27, 2025
/S/ LEANNE HEYWOOD Leanne Heywood	Director	February 27, 2025
/S/ FERNANDO ORIS DE ROA Fernando Oris de Roa	Director	February 27, 2025
/S/ JOHN TURNER John Turner	Director	February 27, 2025