Form 10-K/A
period 2024-12-31
Arcadium Lithium plc
filed 2025-03-17
CIK 1977303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024, the last day of the registrant’s second fiscal quarter, was $3,608,469,742. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant. ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	February 28, 2025
Ordinary Shares, par value $1.00 per share	1,076,916,462

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On February 27, 2025, Arcadium Lithium plc (“Arcadium,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”).

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

On March 6, 2025, Rio Tinto Western Holdings Limited, a private limited company incorporated under the laws of England & Wales, and Rio Tinto BM Subsidiary Limited, a private limited company incorporated under the laws of England & Wales (together with Rio Tinto Western Holdings Limited, “Rio Tinto”), completed the acquisition of Arcadium by means of a court-sanctioned scheme of arrangement under the Companies (Jersey) Law (the “Merger”). Upon the Merger, Arcadium became a wholly-owned subsidiary of Rio Tinto. Unless indicated otherwise herein, the information in this Amendment No. 1 is presented as of March 5, 2025 and does not give effect to the Merger. Please refer to the Current Report on Form 8-K filed by us on March 6, 2025 for further information about the Merger.

As a result of the acquisition by Rio Tinto, we will not have an annual meeting of our stockholders in 2025 and we will not file a related proxy statement. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) solely to:

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

•
delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2025 annual meeting of our stockholders; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 1 modifies and amends the Original Form 10-K and should be read in conjunction with the Original Form 10-K. References to “this Annual Report” contained in this Amendment No. 1 refer to the Original Form 10-K and this Amendment No. 1. Capitalized terms not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K. The term shareholder in relation to the Company means a member of the Company (as used in the Company’s Articles of Association).

On March 6, 2025, as a result of the consummation of the Merger and per our request, the New York Stock Exchange filed a Form 25 with the SEC to voluntarily delist our common stock on the New York Stock Exchange. We will file a Form 15 with the SEC to effect the deregistration of our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon the filing of the Form 15, our obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will immediately be suspended. Prior to the filing of such Form 15, SEC rules and regulations require the Company to first file this Amendment No. 1 in order to complete the Company’s Original Form 10-K and be current in its Exchange Act reporting obligations. After the filing of this Amendment No. 1, the Company no longer intends to file any reports under the Exchange Act.

Arcadium Lithium plc
2024 Form 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information regarding the executive officers of the Company is set forth under “Information About Our Executive Officers” at the end of Part I of the Original Form 10-K.

Directors

All directors serve for a term ending at the next annual general meeting of shareholders following the annual general meeting of shareholders at which they were elected, or until their successors are elected and qualified, or until their earlier death, resignation, disqualification or removal. Vacancies on the Company’s board of directors (the “Board of Directors”) are filled by a majority of the directors then in office, even though fewer than a quorum, or by a sole remaining director. Any director appointed by the Board of Directors to fill a vacancy will hold office until the next annual general meeting of shareholders following his or her appointment.

The Board of Directors as of March 5, 2025 consisted of 12 directors. Upon the consummation of the Merger, each of these persons ceased to serve as our director.

Each director was appointed to the Board of Directors on January 4, 2024 at the closing of the merger of equals transaction between Livent Corporation (“Livent”) and Allkem Limited (“Allkem”) forming the Company (the transaction, the “Livent-Allkem Merger”).

No family relationships exist among any of the below-listed directors, and there are no arrangements or understandings between any of the below-listed directors and any other person pursuant to which they serve as director.

The professional experience, qualifications, skills and expertise of each director is set forth below.

MICHAEL F. BARRY

Age: 67 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Former Chief Executive Officer and President of Quaker Chemical Corporation d/b/a Quaker Houghton (“Quaker”) and Chairman of the Board of Quaker since 2009

Mr. Michael F. Barry, age 67, previously served as a director of Livent from 2018 to 2024. Mr. Barry held various leadership and executive positions of increasing responsibility after joining Quaker, a NYSE-listed industrial process fluids company, in 1998, including, in addition to his current role as Chairman, his role as Chief Executive Officer and President from October 2008 to November 2021; Senior Vice President and Managing Director—North America from January 2006 to October 2008; Senior Vice President and Global Industry Leader—Metalworking and Coatings from July to December 2005; Vice President and Global Industry Leader—Industrial Metalworking and Coatings from January 2004 to June 2005; and Vice President and Chief Financial Officer from 1998 to August 2004.

OTHER BOARD EXPERIENCE:
Mr. Barry was also a member of the board of directors of Rogers Corporation, a NYSE listed specialty materials and components company, from which he retired in May 2020. Mr. Barry also served on the Board of Trustees of Drexel University until January 2024.

QUALIFICATIONS:
Mr. Barry brought significant business experience from his senior executive positions in the global chemical industry, as well as valuable experience as a director of other public companies, to the Board of Directors.

PETER COLEMAN

Age: 65 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Chairman, Board of Directors

Mr. Peter Coleman, age 65, is the former Chair of the Allkem board of directors and served on the board from 2022 to 2024. Mr. Coleman is also the former Chief Executive Officer and Managing Director of Woodside Energy Group Limited (Australia’s largest independent gas producer) having served in that role from 2011 until his retirement in June 2021. Prior to joining Woodside, Mr. Coleman spent 27 years with the ExxonMobil group in a variety of roles, including Vice President—Asia Pacific from 2010 to 2011 and Vice President—Americas from 2008 to 2010. Since 2012, Mr. Coleman has been an adjunct professor of corporate strategy at the University of Western Australia Business School. He is the recipient of an Alumni Lifetime Achievement Award from Monash University and a Fellowship from the Australian Academy of Technological Sciences and Engineering.

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

QUALIFICATIONS:
Mr. Coleman is an experienced executive who brought a wealth of corporate knowledge from the global energy sector to the Board of Directors.

ALAN FITZPATRICK

Age: 75 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Consultant and Owner of Alan Fitzpatrick Consulting since 2013

Mr. Alan Fitzpatrick, age 75, previously served as a director of Allkem from 2021 to 2024. Throughout his career, Mr. Fitzpatrick has held senior positions with BHP Group Limited (a public Australian multinational mining and metals company), Gold Fields Limited (a public South African gold mining company), Newmont Corporation (a public American gold mining company) and Bechtel Corporation (an engineering, construction and project management company).

OTHER BOARD EXPERIENCE:
Mr. Fitzpatrick previously served as a director of Galaxy Resources Limited (“Galaxy”) from 2019 until the merger of equals transaction between Orocobre Limited (“Orocobre”) and Galaxy, pursuant to an Australian members’ scheme of arrangement, which was implemented on August 25, 2021, that led to the formation of Allkem (the “Galaxy/Orocobre Merger”).

QUALIFICATIONS:
Mr. Fitzpatrick brought a wide range of knowledge and significant experience in the technical mining industry to the Board of Directors.

PAUL W. GRAVES

Age: 54 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
President and Chief Executive Officer of the Company

Mr. Paul W. Graves, age 54, previously served as the President and Chief Executive Officer and as a director of Livent from 2018 to 2024. Before joining Livent, Mr. Graves served as Executive Vice President and Chief Financial Officer of FMC Corporation (“FMC”) from 2012 to 2018. Mr. Graves previously served as a managing director and partner in the Investment Banking Division at Goldman Sachs Group in Hong Kong and was the co-head of Natural Resources for Asia (excluding Japan). In that capacity, he was responsible for managing Goldman Sachs Group’s Pan-Asian Natural Resources Investment Banking business. Mr. Graves also served as Global Head of Chemical Investment Banking for Goldman Sachs, which he joined in 2000. Mr. Graves previously held finance and auditing roles of increasing responsibility at Ernst & Young, British Sky Broadcasting Group, ING Barings and J. Henry Schroder & Co.

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

QUALIFICATIONS:
Mr. Graves’s in-depth knowledge of the lithium business, his experience as FMC’s Chief Financial Officer and his financial expertise enabled him to offer valuable insights to the Board of Directors.

FLORENCIA HEREDIA

Age: 58 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Senior partner of Allende & Brea since 2017

Ms. Florencia Heredia, age 58, previously served as a director of Allkem from 2021 to 2024. Ms. Heredia is currently a senior partner of Allende & Brea, an Argentine law firm, where she currently heads the energy and natural resources practice and co-heads the ESG and sustainability practice. Ms. Heredia has a long-standing experience of 31 years in the mining industry. Ms. Heredia regularly teaches courses in mining and environmental law topics at the Universidad Catolico de Cuyo, the Universidad Catolica Argentina and as guest lecturer at Dundee University. For the past 20 years, Ms. Heredia has been repeatedly cited as a leading practitioner in Natural Resources law by, among others, Chambers & Partners, Who’s Who Legal and Legal 500 including being named “Mining Lawyer of the Year” in 2013, 2015, 2016, 2018, 2019, 2020 and 2021.

OTHER BOARD EXPERIENCE:
Ms. Heredia previously served as a director of Galaxy from 2018 until the Galaxy/Orocobre Merger. Ms. Heredia served as Chair of SEERIL (Section of Energy, Environment, Natural Resources and Infrastructure Law) of the International Bar Association until December 2024, has been a Trustee and Secretary of the Board to the Foundation of Natural Resources and Energy Law (former Rocky Mountain Mineral Law Foundation) and is a member of the International Affairs Committee of PDAC (Prospectors and Developers Association of Canada), the Argentinean-Canadian Chamber of Commerce and the Board of the Argentinean-British Chamber of Commerce, the Executive Committee of the International Women Forum (Argentinean Chapter) and the Academic Board of RADHEM in Argentina. She has also been a member of the Advisory Board to the Law School of Universidad Torcuato di Tella in Argentina since 2018 and a member of the Management Board of the International Bar Association since 2025.

QUALIFICATIONS:
Ms. Heredia brought extensive experience advising financial institutions and companies in complex mining transactions to the Board of Directors.

LEANNE HEYWOOD

Age: 60 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Former senior position at Rio Tinto Group

Ms. Leanne Heywood OAM (Order of Australia Medal), age 60, previously served as a director of Allkem from 2016 to 2024. Ms. Heywood previously held a senior position at Rio Tinto Group, from 2005 to 2015. Ms. Heywood’s experience includes strategic marketing, business finance (as Fellow of CPA Australia) and compliance and she has led organizational restructurings, dispositions and acquisitions. Additionally, Ms. Heywood has deep experience in international customer relationship management, stakeholder management (including with respect to governments and investment partners) and executive leadership in Asia, the Americas and Europe.

OTHER BOARD EXPERIENCE:
Ms. Heywood has been a director of Lotus Resources (an Australian Stock Exchange (the “ASX”) listed uranium mining company) since 2025. She has also been a director of Snowy Hydro Limited (an Australian private government business entity) since 2022, and of MAC Copper (a public listed company mining copper) and Denison Gas Limited (a public unlisted company extracting gas) since 2024. Ms. Heywood previously served as a director of Quickstep Holdings Limited (a public company developing and manufacturing defense technology) from 2019 to 2024, Midway Limited (a public company processing and exporting woodfibre) from 2019 to 2025, Symbio Holdings Limited (a public company in the cloud communications sector) until 2024 and Orocobre Limited until 2021.

QUALIFICATIONS:
Ms. Heywood is an experienced board member who brought significant corporate, financial and compliance experience in the mining sector to the Board of Directors.

CHRISTINA LAMPE-ÖNNERUD

Age: 58 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Founder, Chairperson and Chief Executive Officer of Cadenza Innovation, Inc. since 2012

Dr. Christina Lampe-Önnerud, age 58, previously served as a director of Livent from 2020 to 2024. Dr. Lampe-Önnerud is an internationally recognized expert on lithium-ion batteries for EVs and energy storage. She currently serves as Founder, Chairperson and Chief Executive Officer of Cadenza Innovation, Inc., a private lithium-ion battery technology provider, having served in those positions since 2012. She previously founded Boston-Power, Inc., a private global lithium-ion battery manufacturer (“Boston-Power”), where she served as Chairperson and Chief Executive Officer. She has also held a senior executive position at hedge fund firm Bridgewater Associates, LP and served as director and partner in the Technology and Innovation Practice at innovation and management consulting firm, Arthur D. Little, Inc. Dr. Lampe-Önnerud also serves as Co-Chair of Li-Bridge, a U.S. Department of Energy initiative to accelerate the development of a robust and secure supply chain for lithium-based batteries.

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

QUALIFICATIONS:
Renowned for her pioneering work in developing and commercializing lithium-ion batteries, Dr. Lampe-Önnerud holds more than 80 patents. She is a two-time World Economic Forum Technology Pioneer winner, an organization for which she co-chaired its Global Futures Council on Energy Technologies. She has served as an advisor to the United Nations, is a member of Sweden’s Royal Academy of Engineering Sciences and serves on MIT’s Visiting Committee for the Chemistry Department. Dr. Lampe-Önnerud’s lithium-ion battery industry experience and her executive positions at technology-based businesses made her a significant contributor to the Board of Directors.

PABLO MARCET

Age: 61 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Founder of Geo Logic S.A., and President since 2003
Executive Director of Piche Resources Ltd. since 2024

Mr. Pablo Marcet, age 61, previously served as a director of Livent from 2020 to 2024. He is the founder of Geo Logic S.A., a private management consulting company that services the mining sector, and has served as President since 2003. In addition, Mr. Marcet currently serves as an executive director of Piche Resources Ltd., a mineral exploration company, a position he has held since March 2024. He has also served as the President and Chief Executive Officer of Waymar Resources Limited, a private Canadian mineral exploration company, from 2010 to 2014, until its acquisition by Orosur Mining Inc. Prior to this, Mr. Marcet served as President, Subsidiaries and Operations, Argentina, of Northern Orion Resources Inc., a private copper and gold producer, from 2003 until 2007, and held senior roles with BHP Billiton, an Australian multinational mining, metals and natural gas petroleum company, from 1988 until 2003.

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

QUALIFICATIONS:
Mr. Marcet brought valuable knowledge of the mining industry in Latin America, and particularly in Argentina, to the Board of Directors.

STEVEN T. MERKT

Age: 57 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
President of the Transportation Solutions segment at TE Connectivity Ltd. (“TE”) since 2012

Mr. Steven T. Merkt, age 57, previously served as a director of Livent from 2018 to 2024. From 2012 to 2024, Mr. Merkt served as the President of the Transportation Solutions segment at TE, a NYSE listed company and one of the world’s largest suppliers of connectivity and sensor solutions to the automotive and commercial vehicle marketplaces. Before August 2012, Mr. Merkt was President of TE’s Automotive business. After joining TE in 1989, Mr. Merkt held various leadership positions in general management, operations, engineering, marketing, supply chain and new product launches.

OTHER BOARD EXPERIENCE:
Mr. Merkt is also a member of the board of directors of the Isonoma Foundation, a foundation whose mission is to help diminish disparities in healthcare, housing and education in the Philadelphia and Harrisburg regions of Pennsylvania. He previously served as a director of TE Connectivity Foundation.

QUALIFICATIONS:
Mr. Merkt’s experience, particularly in the automotive and commercial vehicle sectors, made him a valuable contributor to the Board of Directors.

FERNANDO ORIS DE ROA

Age: 72 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Former Ambassador of Argentina to the United States
Mr. Fernando Oris de Roa, age 72, previously served as a director of Allkem from 2010 to 2024. Mr. Oris de Roa previously served as Ambassador of Argentina to the United States in 2018 and 2019. Mr. Oris de Roa is a highly successful business leader with a history of developing and operating large enterprises within Argentina and a reputation for upholding integrity and social responsibility in his business practices. Mr. Oris de Roa holds a Masters Degree from the Harvard Kennedy School of Government.

OTHER BOARD EXPERIENCE:
Mr. Oris de Roa previously served as a director of Orocobre Limited from 2010 until the Galaxy/Orocobre Merger.

QUALIFICATIONS:
Mr. Oris de Roa brought valuable corporate experience and Argentine political perspectives to the Board of Directors.

ROBERT C. PALLASH

Age: 74 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Retired President, Global Customer Group and Senior Vice President of Visteon Corporation (“Visteon”)

Mr. Robert C. Pallash, age 74, previously served as a director of Livent from 2018 to 2024. From January 2008 to December 2013, Mr. Pallash served as President, Global Customer Group and Senior Vice President of Visteon, a Nasdaq listed automotive parts manufacturer, and he retired from such positions in December 2013. Prior to becoming President, Global Customer Group, from August 2005 to January 2008, Mr. Pallash served as Senior Vice President, Asia Customer Group for Visteon. He joined Visteon in September 2001 as Vice President, Asia Pacific. Prior to joining Visteon, Mr. Pallash served as President of TRW Automotive Japan, a private automotive part manufacturer, beginning in 1999.

OTHER BOARD EXPERIENCE:
Mr. Pallash has served as a member of the board of directors of FMC since 2008, and previously served on the board of directors of Halia Climate Controls, a majority-owned subsidiary of Visteon, in South Korea until December 2013.

QUALIFICATIONS:
Mr. Pallash’s international experience, particularly in Asia, which is a critical region for lithium and the broader energy storage supply chain, as well as his automotive industry experience enabled him to bring significant value as a member of the Board of Directors.

JOHN TURNER

Age: 63 Director: From January 4, 2024 to March 6, 2025
PRINCIPAL OCCUPATION:
Partner of Fasken Martineau DuMoulin LLP (“Fasken”) since 1997

Mr. John Turner, age 63, previously served as a director of Allkem from 2021 to 2024. Mr. Turner is currently a partner of Fasken, a law firm with offices in Canada, the UK, South Africa and China, and is currently the leader of the Global Mining Group and Chair of the Capital Markets and Mergers and Acquisitions Group. Mr. Turner has been involved in many of the leading corporate finance and merger and acquisition deals in the resources sector.

OTHER BOARD EXPERIENCE:
Mr. Turner previously served as a director of Galaxy from 2017 until the Galaxy/Orocobre Merger. Mr. Turner has also been the non-executive Chairman of GoGold Resources, Inc., a TSX-listed gold and silver mining company, since 2019.

QUALIFICATIONS:
Mr. Turner brought significant corporate, legal and transactional experience in the mining sector to the Board of Directors.

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

Members as of March 5, 2025: Ms. Heywood (Chair), Mr. Barry, Mr. Merkt and Mr. Oris de Roa. The Board of Directors has determined that each member of the Audit Committee (i) is “independent” as defined by SEC and NYSE rules, (ii) meets the SEC requirements for an “audit committee financial expert,” and (iii) is “financially literate” as required by the NYSE. No Audit Committee member sits on the audit committee of more than three listed public companies.

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

Members as of  March 5, 2025: Mr. Turner (Chair), Mr. Barry, Mr. Marcet and Mr. Oris de Roa. The Board of Directors has determined that each member of the Compensation Committee is independent as defined by NYSE rules.

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

Members as of March 5, 2025: Mr. Merkt (Chair), Mr. Coleman, Mr. Fitzpatrick and Mr. Pallash. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent as defined by NYSE rules.

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

Members as of March 5, 2025: Mr. Pallash (Chair), Mr. Fitzpatrick, Ms. Heredia, Ms. Heywood, Ms. Lampe-Önnerud and Mr. Marcet.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2024, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% shareholders were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In accordance with SEC rules, this Compensation Discussion and Analysis (“CD&A”) describes the philosophy, objectives, process, components and additional aspects of the 2024 executive compensation program of the Company. This CD&A is intended to be read in conjunction with the tables that immediately follow this section, which provide further historical compensation information for the following named executive officers (“NEOs”), who were the executive officers of the Company in 2024:

Name	Title
Paul W. Graves	President and Chief Executive Officer
Gilberto Antoniazzi	Vice President, Chief Financial Officer and Treasurer
Sara Ponessa	Vice President, General Counsel and Secretary
Barbara Fochtman (1)	Chief Operations Officer
(1)	On September 1, 2024, Ms. Fochtman was promoted to Chief Operations Officer and became an executive officer of the Company for the first time.

I.	EXECUTIVE SUMMARY

Overview

The primary objectives of the Company’s executive compensation program are to:

•	Align executive interests with Company growth and shareholder returns;

•	Support and incentivize the executive team in an effort to help the Company achieve its primary business goals;

•	Attract and retain executives whose talents, expertise, leadership, and contributions are expected to build and sustain long-term shareholder value; and

•	Maintain a strong pay-for-performance orientation in the Company’s compensation program

•	Encourage executives to pursue business goals in ways that incorporate due consideration of risk.

In light of these objectives, the Company’s compensation plans are designed to reward executive officers for generating performance that achieves the Company and individual goals, and for increasing shareholder returns. When the Company falls short of achieving company and individual goals, the Company’s executive officers’ compensation will reflect that performance accordingly.

II.	COMPENSATION PHILOSOPHY

Pay-for-performance: The Company’s compensation program is designed to motivate its executive officers to achieve goals by closely linking their performance and the Company’s performance to the compensation they receive. As such, a significant portion of the total compensation of the Company’s executive officers is based on measures that support Company goals, as well as on the executive officer’s individual performance. To tighten this link, the Company defines clear and measurable quantitative and qualitative objectives that, in combination, are designed to improve the Company’s results and returns to stockholders.

Alignment of executive officers’ interests with those of Arcadium and its stockholders: A significant portion of the Company’s executive officers’ overall compensation is in the form of equity-based compensation. The Company uses equity as the form for long-term incentive opportunities in order to motivate and reward executive officers to deliver sustained long-term value to stockholders. Using equity for long-term incentives creates strong alignment between the interests of executive officers and those of stockholders, as it provides executive officers with a common interest with stockholders in stock price performance and it fosters an ownership culture among executive officers by making them stockholders with a personal stake in the value they are being motivated to create.

Provide market competitive pay to attract and retain talent: The Company has to compete in the market for executive talent. The Company seeks executive officers and managers to lead the business and carry out the strategy who have diverse experience, expertise, capabilities and backgrounds. In recruiting executive officers and determining competitive pay levels, the Company references the market median amounts and compensation structures of executive officers of the companies in the Company’s peer group and as shown in general industry surveys. Executive officers’ total compensation may deviate from the level referenced in the peer group or surveys in order to attract or retain certain individuals or reflect their respective characteristics or performance.

Risk management: While the Company designs the executive compensation program to create incentives for executive officers to deliver high performance, the Company also simultaneously seeks to minimize risk by striving to reduce undue pressure on, or incentives for, executive officers to take excessive risks to achieve goals and receive rewards. The Company seeks to include mechanisms intended to mitigate such risk, including (i) placing maximum limits on short- and long-term incentive pay-outs and awards; (ii) measuring performance using key performance indicators that by design have lower potential to promote excessive risk-taking; (iii) utilizing a mix of equity vehicles with longer term vesting; (iv) requiring the clawback of compensation payments under certain plans or in certain circumstances; and (v) maintaining executive officer stock ownership guidelines.

III.	COMPENSATION DETERMINATION PROCESS

Role of the Compensation Committee

The Compensation Committee establishes the compensation philosophy and objectives, determines the structure, components and other elements of executive compensation, and reviews and approves the compensation of the NEOs,

The Compensation Committee structures the executive compensation program to accomplish articulated compensation objectives in light of the compensation philosophy described above.

In accordance with its charter, the Compensation Committee establishes total compensation for the CEO. The Compensation Committee reviews and evaluates the performance of the CEO and develops base salary and incentive compensation recommendations. The CEO does not play any role with respect to any matter affecting his own compensation,

With the input of the CEO, the Compensation Committee also establishes the compensation for all the other executive officers. As part of this process, the CEO evaluates the market competitiveness of the various components of compensation at least annually and the performance of the other executive officers annually and makes recommendations to the Compensation Committee regarding the compensation of each executive officer. The CEO’s input was particularly important in connection with setting base salaries and the determination of each executive officer’s individual goals under the annual incentive plan. The Compensation Committee gives significant weight to the CEO’s recommendations in light of his greater familiarity with the day-to-day performance of his direct reports and the importance of incentive compensation in driving the execution of managerial initiatives developed and led by the CEO. Nevertheless, the Compensation Committee makes the ultimate determination regarding the compensation for the executive officers.

Pursuant to its charter, the Compensation Committee is permitted to delegate its authority to subcommittees, other than any power or authority required by law or stock exchange requirements to be exercised by the Board of Directors or the Compensation Committee.

Role of the Independent Compensation Consultant

The Compensation Committee recognizes the importance of obtaining objective, independent expertise and advice in carrying out its responsibilities. The Compensation Committee has the power to retain an independent compensation consultant to assist it in the performance of its duties and responsibilities.

The Compensation Committee retained Aon’s Human Capital Solutions practice, a division of Aon, as its independent compensation consultant. Aon reported directly to the Compensation Committee, and the Compensation Committee has the sole authority to retain, terminate and obtain the advice of Aon at the Company’s expense. The Compensation Committee selected Aon as its consultant because of the firm’s expertise and experience.

In 2024, the Compensation Committee worked with Aon to: (i) assess the executive compensation philosophy, objectives and components; (ii) review considerations, market practices, and trends related to short-term annual incentive plans and long-term equity and other incentive plans; (iii) collect comparative compensation levels for each of the executive officer positions, as needed; and (iv) review the equity compensation strategy.

While the Compensation Committee took into consideration the review and recommendations of Aon when making decisions about the 2024 executive compensation program, ultimately, the Compensation Committee made its own independent decisions about compensation matters.

The Compensation Committee assessed the independence of Aon pursuant to SEC and NYSE rules. In doing so, the Compensation Committee considered each of the factors set forth by the SEC and the NYSE with respect to a compensation consultant’s independence. The Compensation Committee also considered the nature and the amount of work performed for the Compensation Committee and the fees paid for those services in relation to the firm’s total revenues. Based on its consideration of the foregoing and other relevant factors, the Compensation Committee concluded that there were no conflicts of interest, and that Aon is independent.

For 2024, in determining the independence of Aon, the Compensation Committee considered independence in light of the independence factors set forth in the SEC rules and NYSE listing standards. In total, fees paid to Aon during 2024 for services not related to Aon’s work with the Compensation Committee, such as global commercial risk brokerage services, were approximately $2,058,000. The engagement of Aon to perform such other services was recommended by management and was reviewed by the Compensation Committee, including as part of its review of Aon’s independence. Fees paid to Aon during 2024 for services related to recommending the amount and form of executive and director compensation were approximately $483,000.

In terms of assessing independence, the Compensation Committee also gave credit to the safeguards that Aon’s executive compensation practice has put in place to maintain its independence. The Compensation Committee also considered that no business or personal relationships exist between any members of the consultants’ teams advising the Company on the one hand, and the Company, any members of the Compensation Committee or any executive officers on the other hand, other than in connection with the services provided. Therefore, the Compensation Committee has concluded that Aon is independent, as no conflict of interest exists between Aon and the Company.

Executive Compensation Competitive Market Information

In establishing the executive compensation program for the Company following the completion of the Livent-Allkem Merger, the Compensation Committee believed that obtaining relevant market data was important, because it served as a reference point for making decisions and provided very helpful context. When making decisions about the 2024 executive compensation program, the Compensation Committee considered the structure and components of, and the amounts paid under, the executive compensation programs of other comparable peer companies, as derived from public filings and other sources.

The Compensation Committee, with the assistance of Aon, its independent compensation consultant, developed a peer group in January 2024 for purposes of evaluating 2024 compensation. The criteria used to determine the peer group included: companies in the chemicals and mining sectors with a geographic representation predominantly U.S.-based with a representative inclusion of Australian domiciled companies, revenue in the range of 1/4 to 4 times the estimated Company revenue, and consistent with the peer groups utilized by Livent and Allkem historically.

Based on these criteria and considerations, the peer group selected for decisions relating to 2024 executive compensation, as approved by the Compensation Committee, consisted of the following 17 companies:

Albemarle Corporation (NYSE: ALB)	H.B. Fuller Company (NYSE: FUL)	Pilbara Mineral Limited (ASX: PLS)
Ashland Inc. (NYSE: ASH)	Huntsman Corporation (NYSE: HUN)	Quaker Chemical Corporation (NYSE: KWR)
Avient Corporation (NYSE: AVNT)	Incitec Pivot Limited (ASX: IPL)	Sensient Technologies Corporation (NYSE: SXT)
Cabot Corporation (NYSE: CBT)	Mineral Resources Limited (ASX: MIN)	South32 Limited (ASX: S32)
Coronado Global Resources Inc. (ASX: CRN)	NewMarket Corporation (NYSE: NEU)	Westlake Corporation (NYSE: WLK)
Element Solutions Inc.(NYSE: ESI)	Newmont Corporation (NYSE: NEM)

In addition to the criteria above, the Compensation Committee also referenced general and specific industry surveys from other sources. The Compensation Committee determined that the appropriate market reference continued to be the 50th percentile. The market data are used as a reference point and to provide information on the range of competitive pay levels and current compensation practices in the Company’s industry.

The Compensation Committee believed that the compensation practices of the peer group provided it with appropriate compensation reference points for evaluating the 2024 compensation of the NEOs.

IV.	COMPENSATION PROGRAM COMPONENTS

2024 Components in General

The Compensation Committee selected the components of compensation set forth in the chart below to achieve the Company’s executive compensation program objectives. The Compensation Committee reviewed all components of the program to verify that each executive officer’s total compensation was consistent with the compensation philosophy and objectives and that the component served a purpose in supporting the execution of the strategy. Taking into consideration the 2024 grants of equity to the CEO and other NEOs, the majority of each executive officer’s compensation was variable and at-risk.

Long-term incentive equity awards are prospective in nature and intended to tie a substantial portion of an executive’s pay to creating long-term stockholder value. The Compensation Committee structured the 2024 long-term incentive opportunity with stock options and RSUs in order to motivate executive officers to achieve multi-year goals and deliver sustained long-term value to stockholders, and to reward them for doing so.

Element	Description	Additional Detail
Base Salary	Fixed cash compensation. Determined based on each executive officer’s role, individual skills, experience, performance, and external market value.	Base salaries are intended to provide stable compensation to executive officers, allow the Company to attract and retain skilled executive talent and maintain a stable leadership team.
Short-Term Incentives: Annual Cash Incentive Opportunities
Variable cash compensation based on the level of achievement of pre-determined annual corporate and individual goals.

65% of the award is based on corporate objectives and 35% is based on individual measures.

For the corporate objectives and individual measures, cash incentives are capped at a maximum of 200% of each NEO’s target opportunity.

Performance against the corporate objectives must exceed a threshold level of performance in order to earn any credit toward a payout with respect to that goal.

Annual cash incentive opportunities are designed to ensure that executive officers are motivated to achieve the Company’s annual goals; payout levels are generally determined based on actual results and achievements, and individual goals specific to each NEO.

Long-Term Incentives: Annual Equity-Based Compensation
Variable equity-based compensation.

Stock Options: Right to purchase shares at a price equal to the stock price on the grant date with annual vesting over three years.

RSUs: Restricted stock units that are time-based with annual vesting over three years.

Designed to motivate and reward executive officers to achieve multi-year goals and to deliver sustained long-term value to stockholders, as well as to attract and retain executive officers.

Links with stockholder value creation and aligns with stockholders.

2024 Target Pay Mix

The target pay mix supported the core principles of the Company’s executive compensation philosophy of pay for performance and aligning executive officers’ interests with those of the Company and its shareholders, by emphasizing short- and long-term incentives.

A sizeable majority of target total direct compensation was variable, at-risk pay, consistent with the Company’s pay-for-performance philosophy. Specifically, in 2024, 83% of the CEO’s target total direct compensation was at-risk compensation, and 69%, on average, of the target total direct compensation of the other NEOs was at-risk compensation. The Company considers compensation to be “at risk” if it is subject to performance-based payment or vesting conditions or if its value depended on stock price appreciation. Time-based RSUs are not considered to be “at risk.”

The percentages of target total direct compensation as calculated above are based on the annualized 2024 base salary, the 2024 annual cash incentive compensation opportunity (assuming achievement at the target level), and the grant date fair value of the annual equity grants.

Base Salary

Base salaries provide fixed compensation to the Company’s executive officers and help to attract and retain the executive talent needed to lead the business and maintain a stable leadership team. Base salaries are individually determined according to each executive officer’s areas of responsibility, role and experience, and vary among executive officers based on a variety of considerations, including skills, experience, achievements and the competitive market for the position.

Following the formation of the Company, the Compensation Committee set the 2024 base salaries of the NEOs to be market competitive pay and aligned with the range of the median, as determined by reference to comparable positions at the peer group companies.

NEO	2024 Base Salary	2023 Livent Base Salary	% Change

Paul W. Graves	$1,033,331	$860,000	20.2%
Gilberto Antoniazzi	$551,852	$450,000	22.6%
Sara Ponessa	$495,573	$390,000	27.1%
Barbara Fochtman (1)	$525,000	N/A	N/A

(1)	Ms. Fochtman was not a NEO in 2023. Ms. Fochtman received a base salary increase of $55,113 or 11.7% on September 1, 2024 in connection with her promotion to Chief Operations Officer.

Annual Incentive Plan

The annual incentive plan for executive officers is a cash-based plan that rewards NEOs for the achievement of key short-term objectives.

In the first year of being a new company representing the combination of Livent and Allkem, and implementing the integration, the Compensation Committee designed the 2024 plan to have simplicity, as well as to recognize the effects of current market prices for our products by emphasizing other key objectives. The structure of the 2024 annual cash plan incentivized NEOs to achieve operational results viewed as critical to the execution of our business strategy.

For the NEOs, the amount of the payout, if any, under the annual incentive plan was based on achievement against multiple categories of performance measures: Company Objectives and Individual Objectives. For 2024, Company objectives represent 65% of the total opportunity and individual objectives represent 35%.

Target Opportunities

The Compensation Committee determined a target cash incentive opportunity for each NEO under the annual cash incentive plan by taking the individual’s base salary and multiplying it by the individual’s target incentive percentage. The Compensation Committee approved the target incentive percentages for the NEOs in 2024 based on their performance and alignment with the market median for the position.

	2024 Threshold Level Opportunity	2024 Target Level Opportunity (as % of Applicable Base Salary)	2024 Maximum Level Opportunity (as % of Applicable Base Salary)
Paul W. Graves	0%	110%	220%
Gilberto Antoniazzi	0%	80%	160%
Sara Ponessa	0%	75%	150%
Barbara Fochtman	0%	75%	150%

Company Objectives

The amount of the payout, if any, under the Company Objectives component of the Annual Incentive Plan was based on the Company’s five key operational goals:

Metric	Weight	Metric Description
Integration and Synergy Savings	25%	Synergy Savings Included in 2024 Budget
Base Volumes	20%	Olaroz (Argentina) Operations, Fenix (Argentina) Operations, Mt. Cattlin (Australia) Mine (Lithium Carbonate, Lithium Chloride, Spodumene Concentrate)
Ramp Up Volumes	20%	Olaroz II (Argentina) Expansion, Fenix 1A (Argentina) Expansion (Lithium Carbonate)
Expansion Project Progress & Project Governance	20%	Sal De Vida 1, Fenix 1B, James Bay, ALCAPS: Management system designed as best practice for the execution of capital projects.
Safety and Quality	15%
 Safety Goals:
(Integration and implementation of a combined safety organization and process with key metrics focusing on adherence to guidelines and timely investigations and overdue actions)

Quality Goals
(Customer Feedback; Operationalize Center Led Organization)

Integration and Synergy Savings. At the beginning of 2024, Livent and Allkem closed their merger of equals, with the goal of combining their highly complementary range of assets, growth projects, and operating skills across extraction and processing under a vertically integrated business model with the scale and expertise to meet the rapidly growing demand for lithium chemical products. An important part of capitalizing on the benefits of the Livent-Allkem Merger was to optimize efficiencies. This savings goal was aligned with the value at the middle of the range of synergies and cost savings communicated to investors in February 2024, which considered savings from procurement, vendor harmonization, streamlining activities, bringing matters in-house, headcount and other reductions, and was rigorous and challenging.

Base Volumes. A key post-merger goal for 2024 was safely delivering on base volume targets for lithium carbonate, lithium chloride and spodumene production. Doing so involved focusing on daily production quantity and optimizing production based on a maintenance and reliability operating model. The target was aggressive.

Ramp Up Volumes. Another key goal important to delivering on the promise of the merger was meeting ramp up volume targets for two lithium carbonate expansion projects. They were aggressive targets, considering the nature of what is involved in ramping up volumes, such as commissioning, securing inputs like gas and water, and start up processes themselves.  All of these matters are subject to more variability as a result of outside factors.

Progress on Expansion Projects and Governance. The Compensation Committee included expansion project goals in 2024 in order to focus executive officers on the critical strategic priority of delivering progress on key projects and improving project execution and efficiencies. Achieving these goals helps to grow Arcadium’s ability to increase capacity and produce more lithium products. The metrics for the three expansion projects related to mechanical completion expected timing and capital forecast at completion. The targets, which were aggressive, took into account timing adjustments arising as a result of market prices for lithium products.

Safety and Quality Goals. The Compensation Committee views the safety of our employees and operations and the quality of the products we produce as paramount. To incentivize executive officers to prioritize safety, one safety goal is to complete at least 90% of investigations into key safety incidents within 30 days, in part to understand root cause and take actions to mitigate safety risks and drive improvements to safety. The other safety goal focuses on reducing the proportion of overdue environmental health and safety action items to 5%, in order to motivate executive officers to complete recommended actions in as timely a manner as possible. With respect to quality goals, the first focuses on the number of customer complaints, and the second focuses on operationalizing a post-merger integrated center-led quality organization with standardized systems, policies and measurements.

Target, Threshold and Maximum Performance Levels

The Compensation Committee set the performance metric targets at levels that it considered rigorous and challenging and that took into account the relevant risks and opportunities. More specifically, the Compensation Committee reviewed the relevant operational goals in light of the Company’s plans, and assessed various factors related to the achievability of these targets, including the risks associated with various macroeconomic factors, and the risks of achieving specific actions that underlie the targets.

Considering these factors, the Compensation Committee set the 2024 targets for the Company Objectives at levels or with timing in accordance with the Company’s strategic and operational plans.

Having set the targets, the Compensation Committee also set the threshold and maximum performance levels for the Company Objectives. The threshold level of performance generally involves achieving the goal later or in a lower amount, and maximum performance generally involves achieving it sooner or in a higher amount.

Payout Levels

Payout levels represent the amount to be paid to NEOs based on the level of actual performance relative to the goals. In order to motivate performance and underscore the importance of achieving, or closely approaching, the performance goals at this critical time in the Company’s development, the Compensation Committee set the payout at 0% for achievement below the threshold level of performance. For performance between the threshold level and target level, the payout ranges from 0% of the target opportunity to 100% of the target opportunity and for performance between the target level and the maximum level, the payout ranges from 100% of the target opportunity to 200% of the target opportunity. Achievement above the maximum level is capped at the maximum payout of 200% of target.

2024 Achievements for Company Objectives

The table below sets forth the 2024 performance goals for the Company Objectives and the Company’s achievement against these goals in 2024, including the Compensation Committee’s assessment of achievement of the expansion project goals against the targets.

Company Objective	Relative Weighting (%)	Target	Actual Result	Payout Achievement (%)*	Weighted Achievement (%)**
Integration and Synergy Savings	25%	$70 million	$72 million	110%	28%
Base Volumes	20%	48.3 thousand metric tons of lithium carbonate equivalents	Above target	179%	36%
Ramp Up Volumes	20%	14.3 thousand metric tons of lithium carbonate equivalents	Below threshold	0%	0%
Expansion Projects	20%	Sal De Vida 1, MdA 1B and Galaxy (James Bay) projects: mechanical completion and forecast production on track for timely completion; ALCAPS content: 80% complete	Mechanical completion was achieved with the Mechanical Vapor Recompression (MVR) while SDV 1 is forecast to complete on schedule and other projects remain on schedule; ALCAPS content was deemed complete at a level between threshold and target	140%	28%
Safety and Quality	15%	90% of investigations of significant potential incidents and high potential near misses completed in 30 days; reducing the proportion of overdue environmental health and safety action items to 5%; reducing the number of customer complaints; operationalizing an integrated center-led quality organization	Investigations completed at a level between threshold and target; proportion of overdue actions between target and max; the number of customer complaints was well below target; center-led quality organization fully operational	150%	23%
Total Weighted Average Achievement Percentage					114%

*The payout achievement for Ramp Up Volumes was 0% because production fell below 70% of target (threshold).
The Weighted Average includes slight rounding, the total approved by the Compensation Committee is 114%.

Individual Objectives

The Compensation Committee also established Individual Objectives under the annual incentive plan, which represented 35% of the annual incentive target opportunity. The Individual Objectives were set in the beginning of 2024, following the completion of the Livent-Allkem Merger, and were designed to align with the Company’s strategic and operating initiatives. NEOs were eligible to receive anywhere between 0% - 200% of target for this portion of the award, based on performance against individual goals.

For the Individual Objectives component, the Compensation Committee determined that Mr. Graves, Mr. Antoniazzi, Ms. Ponessa, and Ms. Fochtman each earned 170% of their individual targets, based on their respective levels of achievement of the goals described below:

Mr. Graves:

Following the merger of Allkem and Livent in early January 2024, Mr. Graves led the launch of the new Arcadium Lithium brand and the integration of the new combined company, driving operational, process, and cultural harmonization across the organization. Under his leadership, the organization maintained a strong focus on safety, quality, and reliability across operations, consistently meeting high standards. Mr. Graves guided the advancement of Arcadium’s capital expansions and led the organization in defining a clear vision and roadmap for significant long-term growth and value creation for shareholders, as presented in the company’s first Investor Day in September. Additionally, he directed efforts to drive more predictable profitability by refining the strategic customer portfolio, optimizing both short and long-term contracting strategies and implementing greater financial and cost discipline. Mr. Graves also focused on building organizational capability and shaping a culture centered on growth, accountability, career opportunities, and inclusion. These efforts positioned Arcadium for long-term success and ultimately led to the successful negotiation of the sale of Arcadium to Rio Tinto.

Mr. Antoniazzi:

In 2024, Mr. Antoniazzi successfully converted Allkem’s financial reporting process to comply with a quarterly US GAAP reporting cycle, to enable timely and accurate financial reporting. Mr. Antoniazzi also implemented a cash flow forecasting process and effectively managed global cash funding, moving cash across various locations securely and within corporate guidelines. In investor relations, he navigated the challenge of developing effective communication with Australian investors and analysts, despite the difficulties posed by a primary US listing. His focus on synergies led to the swift establishment of a new spending culture within the Company, reflecting market challenges. Mr. Antoniazzi also played a key role in the negotiations which ultimately led to the acquisition of the Company by Rio Tinto.

Ms. Ponessa:

In 2024, Ms. Ponessa played a key role in the execution of legal and compliance tasks during the merger, achieving significant cost savings and setting a standard for efficiency. She managed high-priority contracts and strategic transactions, contributed to the Company’s long-term plan, and supported ESG initiatives with proactive compliance guidance, leading to positive investor outcomes. Ms. Ponessa’s focus on talent development improved leadership and strategic thinking within the team, while her effective onboarding of the post-merger board and handling of complex governance issues reinforced strong corporate governance. Ms. Ponessa also played a key role in the negotiations which ultimately led to the acquisition of the Company by Rio Tinto.

Ms. Fochtman:

In 2024, Ms. Fochtman drove operations and integration across center-led functions, achieved significant cost savings, and enhanced safety, quality, and reliability. She successfully led organizational design changes, implemented best practices in procurement, and influenced headcount efficiencies. Ms. Fochtman also focused on talent development and retention, ensuring minimal impact on key talent during reductions in force. Her efforts in standardizing transportation safety and improving customer complaint rates further contributed to the Company’s success. Additionally, she played a crucial role in the Li Metal acquisition and integration, as well as other strategic transactions and events including the acquisition of the Company by Rio Tinto.

Payout Determination

As described above, the Compensation Committee verified achievement relative to the targets for the Company Objectives and the Individual Objectives to determine the respective performance levels. The Compensation Committee then added the amounts for the two portions together to determine the total 2024 annual incentive plan payout for each NEO. The Compensation Committee then presented the determination of the annual incentive plan payout amounts to the Board for its review.

The total payout under the Annual Incentive Plan for each NEO for 2024 is reflected in the table below.

NEO	Target Incentive ($)	Company Objectives: 65% of Target Incentive ($)	Company Objectives achievement %	Company Objective Incentive Payout Amount ($)	Individual Objective: 35% of Target	Individual Measures Achievement %	Individual Objectives: Incentive Payout Amount ($)	Total 2024 Incentive Payout Amount ($)

Paul W. Graves	1,136,664	738,832	114	842,268	397,832	170	676,315	1,518,583
Gilberto Antoniazzi	441,482	286,963	114	327,138	154,519	170	262,682	589,819
Sara Ponessa	371,680	241,592	114	275,415	130,088	170	221,149	496,564
Barbara Fochtman	393,750	255,938	114	291,769	137,813	170	234,281	526,050

Long-Term Incentives

The third and largest component of the executive compensation program is long-term equity incentives. Long-term equity incentive awards are prospective in nature and intended to tie a substantial portion of an executive’s pay to creating long-term stockholder value. The Compensation Committee designed the long-term incentive opportunity to motivate and reward executive officers to achieve multi-year strategic goals and to deliver sustained long-term value to stockholders. The long-term incentives create a strong link between payouts and performance, and a strong alignment between the interests of executive officers and the interests of the Company’s stockholders. Long-term equity incentives also promote retention, because executive officers will only receive value if they remain employed over the required term, and they foster an ownership culture among executive officers by making them stockholders with a personal stake in the value they are intended to create.

Equity Vehicles and Mix: Stock Options and RSUs

The mix of long-term incentives granted to the NEOs in 2024 is shown below:

Equity Vehicle	2024 Allocation	Vesting Period	How Value is Delivered	Rationale for Use
Stock Options	• 50%	• Equal installments on each of the first three anniversaries • Exercise price: closing price on grant date • 10-year term	• Share price appreciation	• Prioritizes increasing shareholder value • Promotes long-term focus
RSUs	• 50%	• Equal installments on each of the first three anniversaries	• Value of stock	• Aligns with stockholders • Promotes retention • Provides value even during periods of stock price or market underperformance

The Compensation Committee structured the mix of equity vehicles and the relative weight assigned to each type of award for the following reasons: 1) to motivate stock price appreciation over the long term through stock options, which deliver value only if the stock price increases, and 2) to ensure some amount of value delivery through the RSUs, which were complementary because they have upside potential but deliver some value even during periods of stock price underperformance, while also reinforcing an ownership culture and commitment to the Company.

In addition, at the time that the Company was developing the fiscal year 2024 budget plan, it was difficult to set appropriate long-term targets for a newly formed company.  To address this temporary issue, the Compensation Committee determined to omit performance-based equity with pre-determined goals in 2024. In the Compensation Committee’s view, granting options and RSUs provided sufficient long-term incentive in the year in which the merger closed, and kept the strong pay for performance alignment of the program. All equity awards were granted under the Arcadium Lithium plc Omnibus Incentive Plan.

Long-Term Incentive Opportunities

The Compensation Committee established long-term incentive opportunities for each of the NEOs in February 2024, considering the following:

•	the values of, allocations to, and proportion of total compensation represented by, the long-term incentive opportunities at the peer group companies;

•	individual performance and criticality of, and expected future contributions of the NEO;

•	time in role, skills and experience; and

•	retention considerations.

2024 Grants of Stock Options and RSUs

As described above, the Compensation Committee established the mix of equity vehicles for 2024 as 50% stock options and 50% RSUs.

In determining the number of options awarded to meet the compensation level approved for an NEO, the portion of the award value related to stock options was divided by the Black-Scholes value on the date of grant.

The exercise price of all stock option awards to NEOs was equal to the closing price of the Company’s stock on the date of the grant. The stock options vest in equal annual installments on each of the first three anniversaries of the date of the grant.

In determining the amount of RSUs awarded to meet the compensation level approved for an NEO, the portion of the award value related to restricted stock units was divided by the closing stock price on the date of grant.

The RSUs also vest in equal installments on each of the first three anniversaries of the grant date.

2024 Grants

NEO	Target Value ($)	Stock Options ($)	Stock Options (#)	RSUs ($)	RSUs (#)
Paul W. Graves	3,871,948	1,935,974	1,013,599	1,935,974	391,106
Gilberto Antoniazzi	990,000	495,000	259,163	495,000	100,000
Sara Ponessa	570,000	285,000	149,215	285,000	57,576
Barbara Fochtman	800,000	400,000	209,425	400,000	80,809

Promotion Equity Award

In recognition of her promotion and increased job responsibilities, the Compensation Committee approved a special grant for Ms. Fochtman of 18,451 RSUs and 45,046 options on September 1, 2024, the date of her formal appointment as Chief Operations Officer. These RSUs and options vest in equal annual installments over three (3) years.

Retention Bonuses: Livent-Allkem Merger

On July 18, 2023, the Compensation Compensation Committee of Livent approved a retention program for select Livent employees. Pursuant to the retention program, each of Mr. Antoniazzi, Ms. Ponessa and Ms. Fochtman received a retention bonus of $250,000, paid on the 12-month anniversary of the completion of the merger (i.e., January 4, 2025), Mr. Graves did not receive any retention bonus under the retention program. In connection with the anticipated closing of the Arcadium-Rio Tinto Merger, the Compensation Committee approved the acceleration of the payment of these bonuses to December 2024. In order for the executive to receive the accelerated benefits, each executive was required to enter into an agreement stating they would be required to repay (on an after-tax basis) any such accelerated, but unearned, amounts.

Transaction and Retention Bonuses: Proposed Arcadium-Rio Tinto Merger

On October 9, 2024, Arcadium entered into a Transaction Agreement (the “Transaction Agreement”) with Rio Tinto Western Holdings Limited and Rio Tinto BM Subsidiary Limited, pursuant to which Rio Tinto BM Subsidiary Limited would acquire the Company in a transaction, which is referred to as the “Arcadium-Rio Tinto Merger.”

Under the Transaction Agreement, Arcadium has established a transaction bonus program providing for cash-based transaction bonuses (the “Transaction Bonus Program”), provided that no individual transaction bonus granted shall exceed 75% of the applicable grantee’s annual base salary. Awards under the Transaction Bonus Program have become payable as of the closing of the Arcadium-Rio Tinto Merger (the “closing”).

In addition, Arcadium has established a retention program in connection with the Arcadium-Rio Tinto Merger providing for cash-based retention bonuses (the “Retention Program”), provided that no individual retention bonus amount shall exceed 75% of the applicable grantee’s annual base salary. Awards under the Retention Program may vest and become payable on the date that is either six (6) months or twelve (12) months following the closing (or a combination thereof), subject to the grantee’s continued service through such date, or upon the grantee’s termination of employment (x) by Arcadium without “cause” or (y) except as noted above, in the case of employees who as of the closing hold Arcadium equity awards, due to the employee’s resignation for “good reason” after the closing.

On November 15, 2024, the Compensation Committee approved awards under the Transaction Bonus Program and Retention Program for each of Arcadium’s executive officers. Each of Messrs. Graves and Antoniazzi and Ms. Ponessa and Ms. Fochtman received (1) a retention bonus award of $100,000, payable on the date that is 6 months following the closing and (2) a transaction bonus of $200,000, payable on the date of the closing, each subject to his or her continued service through the payment date or the earlier termination of his or her service by Arcadium without “cause.” Unpaid transaction bonuses and retention bonuses awarded to Arcadium’s executive officers will be forfeited upon a resignation of employment, including a resignation for “good reason.”  In connection with the anticipated closing of the Arcadium-Rio Tinto Merger, the Compensation Committee approved the acceleration of the payment of these bonuses to December 2024. In order for the executive to receive the accelerated benefits, each executive was required to enter into an agreement stating they would be required to repay (on an after-tax basis) any such accelerated, but unearned, amounts.

Treatment of Outstanding Equity

The Transaction Agreement provides that Arcadium equity awards that are outstanding immediately prior to the closing will be subject to the following treatment as of the closing:

•
Each outstanding Arcadium stock option will be exchanged for an option to purchase a number of applicable Rio Tinto shares determined by multiplying (i) the number of Arcadium Shares subject to such stock option by (ii) the Equity Award Conversion Ratio (as defined below), rounded down to the nearest whole share. Such stock option will have a per-share exercise price determined by dividing (i) the exercise price per Arcadium share at which such Arcadium stock option was exercisable immediately prior to the closing by (ii) the Equity Award Conversion Ratio, rounded up to the nearest whole cent. The vesting of the first tranche of Arcadium stock options was accelerated from the anticipated closing in March 2025 to December 19, 2024.

•
Each other outstanding Arcadium RSU will be exchanged for a number of restricted stock units with respect to a number of the applicable Rio Tinto shares equal to the number of Arcadium shares subject to such Arcadium RSU multiplied by the Equity Award Conversion Ratio. The vesting of the first tranche of Arcadium RSUs was accelerated from the anticipated closing in March 2025 to December 19, 2024. The vesting of the last tranche of 2022 legacy Livent RSUs was also accelerated from February 2025 to December 19, 2024.

The “Equity Award Conversion Ratio” is defined as the quotient obtained by dividing (i) $5.85 by (ii) the average volume weighted average price of the applicable share of either Rio Tinto plc or Rio Tinto Limited, as applicable, for the thirty consecutive trading day period ending on the last trading day preceding the closing.

Each equity award issued in exchange for an Arcadium equity award will be subject to the same terms and conditions as were applicable to the underlying Arcadium equity award immediately prior to the closing. Pursuant to the terms of Arcadium stock options and Arcadium RSUs held by Arcadium’s executive officers, if the executive officer is terminated without “cause” or resigns for “good reason” within two years following the closing, all outstanding Arcadium equity awards granted by Arcadium to the executive officer shall accelerate and vest in full. Pursuant to the terms of Arcadium stock options and Arcadium RSUs which were originally granted by Livent prior to the consummation of the Livent-Allkem Merger and were assumed in such transaction, if the executive officer is terminated without “cause” or resigns for “good reason” within two years of the consummation of the Livent-Allkem Merger, such awards shall accelerate and vest in full.

Post-Employment Compensation

Qualified and Non-Qualified Defined Contribution Plans

The Company offers a tax-qualified 401(k) defined contribution plan (the “Qualified Savings Plan”) covering substantially all U.S. employees, including the NEOs. Eligible employees are permitted to make voluntary pre-tax and post-tax contributions to the Qualified Savings Plan and are eligible for matching company contributions. The Qualified Savings Plan also permits discretionary Company contributions. All contributions to the Qualified Savings Plan are subject to certain limitations under the Internal Revenue Code.

The Company also offers a non-qualified deferred compensation plan (the “Nonqualified Savings Plan”) that is available to certain highly compensated individuals, including the NEOs. The Nonqualified Savings Plan is designed to mirror the Qualified Savings Plan, but without application of the Internal Revenue Code limits. The Company’s matching contribution under both plans is 80% of the amount deferred up to a maximum of 5% of eligible earnings (i.e., base salary and annual incentive paid in a calendar year). However, the matching contribution under both plans cannot exceed 4% of an NEO’s total eligible earnings. The Company’s non-elective employer contributions under both plans (the “core contribution”) is 5% of an employee’s eligible earnings. However, Mr. Antoniazzi is eligible for an enhanced core contribution of 15% of his eligible earnings based on his prior participation in an FMC predecessor plan (as described below). An employee must be employed as of the last day of the plan year (i.e., December 31st) to receive the core contribution. Shares held under the Nonqualified Savings Plan were converted to cash, based on the merger consideration pursuant to the Merger.

Pension Benefits

The Company does not maintain a qualified or non-qualified defined benefit pension plan. However, prior to Livent’s separation from FMC, Mr. Antoniazzi earned pension benefits as a participant in the FMC Retirement Salaried and Non-Union Hourly Employees’ Retirement Plan and the FMC Salaried Employees’ Equivalent Plan (collectively, the “FMC Pension Plans”). Mr. Antoniazzi ceased earning any additional benefits under the FMC Pension Plans effective December 31, 2018. To compensate for the pension benefits that otherwise would have been earned under the FMC Pension Plans, Mr. Antoniazzi will be eligible for special “short-fall” contributions under Livent’s Nonqualified Savings Plan. Subject to continuing employment, Mr. Antoniazzi receives an annual contribution of $68,000 to his Nonqualified Savings Plan account beginning in 2022 and continuing through 2029.

Severance Arrangements

Following the close of the Livent-Allkem Merger and formation of the Company, the Company adopted Executive Severance Guidelines (the “Severance Guidelines”), which provide for the payment of severance pay and benefits in the event of an executive’s termination of employment without cause (other than in connection with a change in control of the Company or as a result of death, disability or normal retirement). No NEO has a contractual entitlement to any severance pay or benefits under the Severance Guidelines, and the Compensation Committee has discretion to enhance or reduce the severance pay or benefits under the Severance Guidelines in any specific case. As a condition to receiving any severance pay or benefits under the Severance Guidelines, the NEO is required to execute a release of claims in favor of the Company, as well as a non-solicitation, non-competition and confidentiality agreement.

See “Potential Payments upon Termination or Change in Control,” which describes the payments to which the participating NEOs are entitled under the Severance Guidelines.

Change in Control Arrangements

The Compensation Committee believes that the long-term interests of the Company’s stockholders are best served by providing reasonable income protection for NEOs to address potential change in control situations in which they may otherwise be distracted by their potential loss of employment in the event of a successful transaction. The Company entered into an executive severance agreement with each NEO that provides certain financial benefits in the event of a change in control. These are “double trigger” arrangements – i.e., severance benefits under these arrangements are only triggered by a qualifying event that also results in the executive’s termination of employment under certain specified circumstances within 24 months following the event.

In addition, under the terms of the Company’s equity awards, if a change in control occurs and those awards are not assumed or continued by the successor or surviving corporation, or if the holder experiences a qualifying termination of employment within 24 months of a change in control, the unvested portion of any outstanding awards generally vests and becomes exercisable, as applicable.

See “Potential Payments upon Termination or Change in Control,” below for further information.

Health and Welfare Benefits

The Company offers broad-based medical, dental, vision, life, and disability plans to all employees.

Perquisites and Other Personal Benefits

The Company does not generally provide executive officers, including the NEOs, with perquisites or other personal benefits, except for financial and tax advisory services, reserved parking, reimbursement for public transportation expenses, annual executive physicals, and, in the case of the CEO, a club membership. The perquisites and personal benefits summarized above are provided because the Company believes that they support executive officers, serve a necessary business purpose, and the related amounts of compensation are not material to the overall executive compensation program. In order to govern the provision of these perquisites, the Company established an executive perquisite policy. The methodology for setting maximum perquisite levels is driven primarily by competitive practice, business necessity and financial considerations of the Company. The costs of these items are reported in the Summary Compensation Table.

We do not provide excise tax “gross-ups” to any executive officers.

V.	ADDITIONAL COMPENSATION POLICIES AND PRACTICES

Clawback Policy

The Company adopted the Financial Restatement Clawback Policy to enable the Company to recover erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The policy is designed to comply with, and to be interpreted in a manner consistent with, Section 10D of the Exchange Act, SEC Rule 10D-1, and with the NYSE listing rules. Under the policy, in the event of an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Company has to recover erroneously awarded incentive-based compensation previously paid to the Company’s executive officers in accordance with the terms of such clawback policy. Furthermore, under the policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation and from paying or reimbursing an executive officer for purchasing insurance to cover any such loss.

In addition, there is a clawback provision in the Company’s equity plan that allows for clawback in the event of serious misconduct by a participant.

Executive Stock Ownership Guidelines

The Compensation Committee believes that the Company and its stockholders are best served when executive officers manage the business with a long-term perspective. As such, the Company implemented executive stock ownership guidelines as the Company believes stock ownership is an important tool to strengthen the alignment of interests among executive officers and stockholders, to reinforce executive officers’ commitment to the Company and to demonstrate the Company’s commitment to sound corporate governance. The CEO, CFO, and General Counsel have five years from the date the guidelines were adopted to comply with the ownership guidelines. Any newly hired or promoted executive has five years from the date of such person’s hire or appointment to comply with the guidelines. After the initial five-year phase-in period, compliance with the ownership guideline is measured on December 31 of each year.

Position	Multiple of Base Salary
Chief Executive Officer	5x
Chief Financial Officer, Chief Operations Officer and General Counsel	2x

For this purpose, RSUs (whether or not vested), stock held in the Company’s Nonqualified Savings Plan and stock owned directly or beneficially owned by the executive or the executive’s immediate family members, counts. Unexercised stock options, including vested in-the-money options, and any PSUs that are unearned (i.e., performance-based awards for which the applicable performance conditions have not been satisfied) are not counted for purposes of compliance.

Anti-Hedging and Anti-Pledging Policy

The Company’s insider trading policy prohibits employees (including officers) and directors from engaging in any hedging transactions (including transactions involving options, puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) that are designed to hedge or speculate on any change in the market value of the Company’s equity securities. It also explicitly prohibits employees (including officers) and directors from effecting short sales of the Company’s equity securities, which are inherently speculative in nature and contrary to the best interests of the Company and its stockholders. The Company’s insider trading policy also prohibits employees (including officers) and directors from pledging the Company’s securities in any circumstance, including by purchasing Company securities on margin or holding the Company’s securities in a margin account.

Tax Deductibility of Executive Compensation

Generally, a public company cannot deduct compensation in excess of $1 million paid in any year to a company’s chief executive officer, chief financial officer and the three other most highly compensated officers.

Equity Granting Practices

The Compensation Committee does not grant stock options or similar equity awards during periods in which there is material nonpublic information about our Company, including (1) outside a “trading window” established in connection with the public release of earnings information under our Insider Trading Policy or (2) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. Stock options may occasionally be awarded on an off-cycle basis, including to new hires. The Company has not timed the disclosure of material nonpublic information to affect the value of executive compensation.

BOARD OF DIRECTORS REPORT

This Board of Directors Report shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this Annual Report by reference, except to the extent the Company incorporates such Report by specific reference.

The Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on this review and these discussions, the Company’s Board of Directors recommends that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

The preceding report has been furnished by the following members of the Company’s current Board of Directors:

Jennifer Pekman
Brendan Molloy

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table 2024

The following table sets forth information required under SEC rules concerning the compensation paid to Arcadium’s NEOs in respect of fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022.

Name and Principal Position* (a)	Year (b)	Salary ($) (c)	Bonus(1) ($) (d)	Stock Awards(2) ($) (e)	Option Awards(3) ($) (f)	Non-Equity Incentive Plan Compensation(4) ($) (g)	All Other Compensation(5) ($) (i)	Total ($) (j)
Paul W. Graves President and Chief Executive Officer	2024	1,033,331	300,000	2,086,019	2,070,087	1,518,583	193,469	7,201,488
	2023	854,167	500,000	2,184,779	550,001	674,240	306,825	5,070,011
	2022	820,833	–	1,275,021	425,002	1,395,900	227,928	4,144,685

Gilberto Antoniazzi Vice President, Chief Financial Officer and Treasurer	2024	551,852	550,000	533,507	529,291	589,819	331,403	3,085,872
	2023	445,000	200,000	548,414	137,507	229,320	289,616	1,849,858
	2022	416,667	–	337,528	112,503	421,344	249,469	1,537,511

Sara Ponessa Vice President, General Counsel and Secretary	2024	495,573	550,000	307,791	304,743	496,564	103,758	2,258,429
	2023	385,000	200,000	444,948	112,502	183,456	91,165	1,417,071
	2022	358,333	–	243,772	81,253	361,152	70,592	1,115,102

Barbara A. Fochtman Chief Operations Officer	2024	525,000	550,000	480,527	477,712	526,050	173,406	2,732,695

*   The Summary Compensation Table lists compensation for our Chief Executive Officer, Chief Financial Officer, and Arcadium’s two other most highly compensated executive officers who served as of the end of the fiscal year. Arcadium had no other executive officers during 2024. The material terms of the pay elements included in the Summary Compensation Table for 2024 are described above in the CD&A. Ms. Fochtman was not an NEO in 2023 or 2022.  Compensation for 2023 and 2022 was paid by Livent.

(1)
For Mr. Graves, the amount shown in this column represents the transaction and retention bonus of $300,000 paid in connection with his efforts to close the Arcadium-Rio Tinto Merger. For Mr. Antoniazzi, Ms. Ponessa, and Ms. Fochtman, the amounts shown in this column for each include the $250,000 discretionary transaction bonus awards paid in connection with their efforts in connection with the closing of the Livent-Allkem Merger and $300,000 paid in connection with their efforts to close the Arcadium-Rio Tinto Merger. These payments are subject to repayment by the executive, as more fully described in the section entitled “Transaction and Retention Bonuses: Proposed Arcadium-Rio Tinto Merger“ in the CD&A.

(2)
The amounts shown in the Stock Awards column represent the aggregate grant date fair value of the RSUs computed in accordance with FASB Accounting Standards Codification Topic 718 (“Topic 718”), excluding the effect of estimated forfeitures. Amounts shown in this column relating to RSUs reflect the market value of the RSUs using the closing price of a share of our common stock as reported on the NYSE on the date of grant, multiplied by the number of shares underlying each award. Additionally, the amounts in the Stock Awards column include the aggregate incremental fair value of the outstanding RSUs granted in 2022 and 2024, the vesting of which was fully accelerated for the remaining 2022 RSUs and partially accelerated for the 2024 RSUs in December 2024 in advance of the expected closing of the Arcadium-Rio Tinto Merger.

(3)
The amounts shown in the Option Awards column represent the aggregate grant date fair value of stock options computed in accordance with Topic 718. Valuations of options were determined using the Black-Scholes option pricing model. For information regarding assumptions, factors and methodologies used in our computations pursuant to Topic 718, see Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. Additionally, the amounts in the Option Awards column include the aggregate incremental fair value of the options granted in 2024, the vesting of which was partially accelerated in December 2024 in advance of the expected closing of the Arcadium-Rio Tinto Merger.

(4)
The amounts shown in this column represent the Annual Incentive amounts earned by the NEOs for 2024 and paid in cash, as described in the section entitled “Compensation Program Components—Annual Incentive Plan” in the CD&A.

(5)	The amounts reported in this column for 2024 for our NEOs reflect the following:

All Other Compensation	Employer Match to Qualified Savings	Employer Match to Non-Qualified Savings Plan	Employer Non-Elective Contributions to Qualified Savings Plan	Employer Non-Elective “Core” Contributions to Non- Qualified Savings Plan	Supplemental Contribution to Non-Qualified Savings Plan	Club Membership	Financial Planning	Reserved Parking(a)	Executive Physical	Total
Paul Graves	13,800	25,800	17,250	108,179	–	15,000	7,500	5,940	–	193,469
Gilberto Antoniazzi	13,800	35,246	27,803	173,115	68,000	–	7,500	5,940	–	331,403
Sara Ponessa	13,800	31,401	17,250	31,037	–	–	7,500	–	2,770	103,758
Barbara Fochtman	13,655	–	32,345	116,618	–	–	7,500	–	3,288	173,406

(a)	This column includes the incremental cost to Arcadium of providing Mr. Graves and Mr. Antoniazzi with reserved parking at Arcadium’s Philadelphia office based on the monthly amount paid.

Grants of Plan Based Awards

The following table sets forth information about the non-equity incentive awards and equity-based awards granted by the Company to each of our NEOs in 2024.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value Of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Paul W. Graves		0	1,136,664	2,273,328
	3/6/2024							391,106			1,935,975	(4)
	3/6/2024								1,013,599	4.95	1,935,974	(5)
	12/19/2024										15,934	(6)
	12/19/2024										134,113	(7)
	12/19/2024										134,110	(8)
Gilberto Antoniazzi		0	441,482	882,963
	3/6/2024							100,000			495,000	(4)
	3/6/2024								259,163	4.95	495,001(	5)
	12/19/2024										4,218	(6)
	12/19/2024										34,289	(7)
	12/19/2024										34,289	(8)
Sara Ponessa		0	371,680	743,360
	3/6/2024							57,576			285,001	(4)
	3/6/2024								149,215	4.95	285,001	(5)
	12/19/2024										3,047	(6)
	12/19/2024										19,743	(7)
	12/19/2024										19,743	(8)
Barbara Fochtman		0	393,750	787,500
	3/6/2024							80,809			400,005	(4)
	3/6/2024								209,425	4.95	400,002	(5)
	9/1/2024							18,451			50,002	(4)
	9/1/2024								45,046	2.71	50,001	(5)
	12/19/2024										2,812	(6)
	12/19/2024										27,709	(7)
	12/19/2024										27,708	(8)

(1)
The actual amount of the Annual Incentive paid to each NEO with respect to 2024 is stated in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The threshold, target and maximum performance signify performance that will yield a rating of 0, 1.0 and 2.0, respectively. In order for any payout to be earned, performance must exceed the threshold level.

(2)
Amounts disclosed in this column reflect the number of RSUs granted to our NEOs in 2024. The RSUs are scheduled to vest in equal installments on each of the first three anniversaries of the date of grant. Valuations of RSUs were determined based on the fair market value of a share of our common stock on the grant date, subject to continued service.

(3)
Amounts disclosed in this column reflect the number of stock options granted to our NEOs in 2024. These options will vest and become exercisable in equal installments on each of the first three anniversaries of the grant date, subject to continued service.

(4)
The amounts shown for RSUs represent the aggregate grant date fair value of the time-based RSUs, computed in accordance with Topic 718, excluding the effect of estimated forfeitures. Amounts relating to RSUs reflect the market value of the RSUs using the closing price of a share of our common stock as reported on the NYSE on the date of grant, multiplied by the number of shares underlying each award, provided that the vesting for the first tranche was fully accelerated on December 19, 2024, in advance of the expected closing of the Arcadium-Rio Tinto Merger, with the associated additional expense shown below in the last column.

(5)
Amounts disclosed for stock options were determined using the Black-Scholes option pricing model, provided that the vesting for the first tranche was fully accelerated on December 19, 2024, in advance of the expected closing of the Arcadium-Rio Tinto Merger, with the associated additional expense shown below in the last column. For information regarding assumptions, factors and methodologies used in our computations pursuant to Topic 718, see Note 12 to our consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2024.

(6)
Amounts disclosed in this row reflect the incremental fair value expense calculated in accordance with Topic 718 that was recognized in connection with the modification of the outstanding 2022 RSUs, the vesting of which was fully accelerated on December 19, 2024, in connection with the Arcadium-Rio Tinto Merger. This amount is included in the Stock Awards column of the Summary Compensation Table. See “Compensation Program Components—Treatment of Outstanding Equity.”

(7)
Amounts disclosed in this row reflect the incremental fair value expense calculated in accordance with Topic 718 that was recognized in connection with the modification of the outstanding 2024 stock options, the vesting of which was partially accelerated on December 19, 2024 in advance of the expected closing of the Arcadium-Rio Tinto Merger. This amount is included in the Option Awards column of the Summary Compensation Table. See “Compensation Program Components—Treatment of Outstanding Equity.”

(8)
Amounts disclosed in this row reflect the incremental fair value expense calculated in accordance with Topic 718 that was recognized in connection with the modification of the outstanding 2024 RSUs, the vesting of which was partially accelerated on December 19, 2024, in advance of the expected closing of the Arcadium-Rio Tinto Merger. This amount is included in the Stock Awards column of the Summary Compensation Table. See “Compensation Program Components——Treatment of Outstanding Equity.”

Outstanding Equity Awards at Fiscal Year-End

The table below reflects outstanding equity awards held by our NEOs as of December 31, 2024.  In connection with the Arcadium-Rio Tinto Merger, the outstanding stock options and RSUs that are unvested as of the closing will be treated as set forth in the section entitled “Compensation Program Components – Treatment of Outstanding Equity.”

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Name	Exercisable (#)	Unexercisable (#)
Paul Graves	234,038				3.80	2/27/2025
	311,098				3.45	2/27/2027
	200,520				5.10	2/15/2028
	641,600				7.07	10/10/2028
	482,431				8.46	2/22/2031
	145,870				8.74	2/23/2032
		143,525	(2)		9.70	2/22/2033
	337,866	675,733	(4)		4.95	3/6/2034
							80,735	(3)	414,171
							260,738	(5)	1,337,586
Gilberto Antoniazzi	41,715				3.45	2/27/2027
	24,849				5.10	2/15/2028
	206,230				7.07	10/10/2028
	128,307				8.46	2/22/2031
	38,613				8.74	2/23/2032
		35,883	(2)		9.70	2/22/2033
	86,387	172,776	(4)		4.95	3/6/2034
							20,185	(3)	103,549
							66,667	(5)	342,002
Sara Ponessa	128,321				7.07	10/10/2028
	85,935				8.46	2/22/2031
	27,887				8.74	2/23/2032
		29,358	(2)		9.70	2/22/2033
	49,738	99,477	(4)		4.95	3/6/2034
							16,516	(3)	84,727
							38,384	(5)	196,910
Barbara Fochtman	23,210				2.24	2/25/2026
	41,715				3.45	2/27/2027
	24,849				5.10	2/15/2028
	48,579				7.07	10/10/2028
	12,607				4.05	2/26/2030
	77,396				8.46	2/22/2031
	25,744				8.74	2/23/2032
		22,835	(2)		9.70	2/22/2033
	69,808	139,617	(4)		4.95	3/6/2034
		45,046	(6)		2.71	9/1/2034
							12,846	(3)	65,900
							53,873	(5)	276,368
							18,451	(7)	94,654

(1)
Amounts disclosed in this column reflect the market value of the RSUs reported in the preceding column using the closing price of our shares as reported on the NYSE on December 31, 2024, the last trading day of the year, multiplied by the number of shares underlying each award.

(2)	These stock options are scheduled to vest on February 22, 2026.

(3)	These RSUs are scheduled to vest on February 22, 2026.

(4)	These options will vest and become exercisable in equal installments on each of the first three anniversaries of the grant date (March 6, 2024).

(5)	The RSUs are scheduled to vest in equal instalments on each of the first three anniversaries of the date of grant (March 6, 2024).

(6)	The promotion options for Ms. Fochtman will vest and become exercisable in equal installments on each of the first three anniversaries of the grant date (September 1, 2024).

(7)	The promotion RSUs for Ms. Fochtman are scheduled to vest in equal instalments on each of the first three anniversaries of the date of grant (September 1, 2024).

Option Exercises and Stock Vested Table

The following table sets forth information about the value realized by each of our NEOs as a result of options that were exercised and RSUs that vested during the fiscal year ended December 31, 2024.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
Paul Graves			399,339	2,398,459
Gilberto Antoniazzi	28,246	40,815	104,228	626,956
Sara Ponessa			69,239	420,856
Barbara Fochtman			71,606	423,960

(1)	The amount shown in this column represent the total number of shares subject to options exercised during 2024.

(2)
The amount shown in this column reflect the difference between the price of a share of our Common Stock underlying the option when exercised and the applicable exercise price, multiplied by the number of shares underlying each award. The value realized on exercise is pre-tax.

(3)	The amounts shown in this column represent the total number of shares subject to RSUs that vested during 2024.

(4)
The amounts shown in this column reflect the value realized upon vesting of the RSUs as calculated based on the price of a share of our Common Stock on the vesting date, multiplied by the number of shares underlying each award. The value realized on vesting is pre-tax.

Nonqualified Deferred Compensation Table 2024

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY(3) ($)
Paul Graves	49,500	133,979	(236,954)	0	4,014,826
Gilberto Antoniazzi	55,810	276,360	230,230	0	1,170,293
Sara Ponessa	48,287	62,438	65,718	0	443,509
Barbara Fochtman	0	116,618	41,625	0	471,374

(1)	The amounts listed in this column are reported as compensation in the amounts included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the 2024 Summary Compensation Table.

(2)
The amounts listed in this column are reported as compensation in the amounts included in the “All Other Compensation” column of the 2024 Summary Compensation Table. In addition to the employer matching contribution of $25,800, Mr. Graves received nonqualified non-elective contributions of 5% of compensation on his eligible earnings amount which was $108,179. In addition to the employer matching contribution of $35,246, Mr. Antoniazzi received a nonqualified non-elective employer contribution of 15% of compensation on his eligible earnings amount, which was $173,115 and a supplemental contribution of $68,000 related to Mr. Antoniazzi relinquishing FMC pension plan benefits when moving to the Company. In addition to the employer matching contribution of $31,401, Ms. Ponessa received nonqualified non-elective contributions of 5% of compensation on her eligible earnings amount which was $31,037. Ms. Fochtman received nonqualified non-elective contributions of 15% of compensation on her eligible earnings amount which was $116,618.

(3)
The Aggregate Balance at Last FYE for Mr. Antoniazzi and Ms. Ponessa reflect negative adjustments of $290,803 and $187,010, respectively, for amounts that had been posted to their nonqualified deferred compensation accounts in prior years due to an administrative error.  Amounts listed in this column for Mr. Graves include an aggregate of $1,717,607 which was reported in previous years in our Summary Compensation Table or during Mr.  Graves’ prior tenure as a named executive officer at FMC, in FMC’s Summary Compensation Table. The amounts listed for Mr. Antoniazzi, Ms. Ponessa and Ms. Fochtman include an aggregate of $639,487, $289,389 and $116,618, respectively, which were reported in our Summary Compensation Table in previous years.

Arcadium’s Nonqualified Savings Plan is a deferred compensation plan that provides for employee contributions as well as Arcadium matching, non-elective and discretionary contributions. The Nonqualified Savings Plan works in tandem with Arcadium’s Qualified Savings Plan. Please see the “Compensation Program Components—Post-Employment Compensation” section above for a description of such plans.

Employee and employer contributions to the Nonqualified Savings Plan are deemed invested by the employee in his or her choice of more than 20 investment alternatives. All investments, except for the FMC Stock Fund and Arcadium Stock Fund, are mutual funds, and all investments can be exchanged by the employee at any time. Earnings on investments are market earnings. There are no programs or provisions for guaranteed rates of return. Distributions under Arcadium’s Nonqualified Savings Plan have to occur or commence at the earlier of separation of service plus six months or at a designated time elected by the employee at the time of deferral. Distributions may be in a lump sum or installments as determined by the employee’s distribution election.

Arcadium’s Nonqualified Savings Plan is subject to certain disclosure and procedural requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), but as a “top hat” plan is not subject to the eligibility, vesting, accrual, funding and fiduciary responsibility requirements of ERISA. The Nonqualified Savings Plan represents an unfunded liability and all amounts listed in the table above were unsecured and therefore not guaranteed to be fully paid in the event of Arcadium’s insolvency or bankruptcy.

Mr. Graves’ and Ms. Ponessa’s balances in Arcadium’s Nonqualified Savings Plan include amounts the NEOs transferred into the plan from a legacy FMC nonqualified plan.

Pay Ratio Disclosure

We disclose here our CEO to median employee pay ratio as calculated in accordance with Item 402(u) of Regulation S-K. In order to identify a median employee, we examined the total cash compensation for all of our employees, excluding the CEO and certain non-U.S. based employees as described below, who were employed by Arcadium on November 1, 2024. We included all Arcadium employees, whether employed on a full-time, part-time, or temporary basis. We annualized the compensation for any non-temporary Arcadium employee who was not employed by Arcadium for the full year in 2024. For non-U.S. employees, we converted their total cash compensation to U.S. Dollars based on a published average annual exchange rate as of November 1, 2024. We excluded less than 5% of our non-U.S. based employees as follows: Ireland (1), South Korea (1), Switzerland (1), Canada (44), Japan (4), and Singapore (23). After excluding our CEO and these non-U.S. based employees, Arcadium had 401 U.S.-based employees and 1,860 non-U.S. based employees, and irrespective of these exclusions, Arcadium had 402 U.S.-based employees and 1,935 non-U.S. based employees as of November 1, 2024.

We calculated annual total compensation for the Arcadium median employee using the same methodology we use for our named executive officers as set forth in the 2024 Summary Compensation Table in this proxy statement. Using this methodology, we have estimated that the median employee’s annual total compensation was $50,363, and the annual total compensation of the CEO was $7,201,488. Therefore, the 2024 Arcadium CEO to median employee pay ratio is 143.1.

Potential Payments Upon Termination or Change in Control

Although Arcadium does not maintain individual employment agreements with any NEO that provide guaranteed payments in the event of a termination of employment, upon such a termination, or upon a change in control of Arcadium, Arcadium maintains certain agreements, arrangements, guidelines, plans and programs pursuant to which Arcadium’s NEOs could be eligible to receive certain cash severance, equity vesting and other benefits.

The amounts that Arcadium’s NEOs could receive are set forth below for the following types of termination of employment:

•	Termination without cause not in connection with a change in control;

•	Termination without cause or by executive for good reason following a change in control;

•	Death or disability;

•	Retirement; and

•	Termination for cause.

In accordance with SEC rules, we have used certain assumptions in determining the amounts shown and the narrative below. We have assumed that the termination of employment or change in control occurred on December 31, 2024. On that date, the closing price on the NYSE of a Arcadium share was $5.13. Since many factors (e.g., the time of year when the event occurs, Arcadium’s stock price and the executive’s age) could affect the nature and amount of benefits an Arcadium NEO could potentially receive, any amounts paid or distributed upon a future termination may be different from those shown in the tables below. Under these SEC rules, the potential payments upon termination or change in control do not include certain distributions to the NEO or benefits to which the NEO is already entitled, including the value of equity awards that have already vested and distributions from qualified retirement plans.

Termination without Cause (Not Involving a Change in Control)

Cash and Other Amounts

Arcadium maintains Severance Guidelines, which provide non-mandatory guidance for the payment of severance pay and benefits in the event of an executive’s termination of employment by Arcadium without cause (other than in connection with a change in control of Arcadium or as a result of death, disability or normal retirement). No Arcadium NEO has a contractual entitlement to any severance pay or benefits under the Severance Guidelines, and the Arcadium Compensation Committee has the discretion to enhance or reduce the severance pay or benefits under the Severance Guidelines in any specific case. As a condition to receiving any severance pay or benefits under the Severance Guidelines, the NEO has to execute a release of claims in favor of Arcadium, as well as a non-solicitation, non-competition and confidentiality agreement. The Severance Guidelines provide for delivery to the NEO of the following:

•	An amount equal to 24 months of Mr. Graves’ base salary and 18 months of base salary for the other NEOs, payable in a lump sum;

•	An amount equal to 24 months of Mr. Graves’ target annual incentive award and 18 months of the target incentive award for the other NEOs, payable in a lump sum;

•	A pro-rated annual incentive award (at target) for the year of termination;

•	Transition benefits (e.g., outplacement assistance up to $20,000, and financial/tax planning for the last calendar year of employment); and

•	Continuation of health benefits for two years for Mr. Graves and 18 months for the other NEOs following the date of termination.

In addition, as noted above under “Compensation Program Components — Transaction and Retention Bonuses: Proposed Arcadium-Rio Tinto Merger,” Mr. Graves and Mr. Antoniazzi, Ms. Ponessa and Ms. Fochtman are entitled to payment of their transaction bonuses and retention bonuses upon a termination without cause. These bonuses were paid in December 2024.

Equity Awards

In the event that an NEO’s employment by Arcadium had been terminated without cause on December 31, 2024, the NEO’s outstanding equity incentive awards would have been treated as follows, contingent on the NEO’s execution of a release of claims and, in the case of benefits provided under the Severance Guidelines, execution of a non-compete, non-disclosure and non-solicitation agreement:

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

Termination without Cause or by Executive for Good Reason Following a Change in Control

Cash and Other Amounts

Each of Arcadium’s NEOs entered into an Executive Severance Agreement, which generally provides that, in the event such individual’s employment is terminated by Arcadium without “cause” or by such individual for “good reason” in each case, within the 24-month period following a “change in control” of Arcadium (referred to in the tables that follow as a “Change in Control Termination”), then such individual would be entitled, contingent on the executive’s execution of a release of claims in favor of Arcadium and its affiliates, to the payments and benefits detailed below.

•	An amount equal to three times (in the case of Messrs. Graves and Antoniazzi) and two times (in the case of Ms. Ponessa and Ms. Fochtman) the annualized base salary, payable in a lump sum;

•	An amount equal to three times (in the case of Messrs. Graves and Antoniazzi) and two times (in the case of Ms. Ponessa and Ms. Fochtman) the target annual incentive award, payable in a lump sum;

•	A pro-rated annual incentive award for the year of termination based on the executive’s annualized target performance;

•	Reimbursement for outplacement services for a two-year period following the termination date, with the total reimbursements capped at 15% of base salary as of the termination date;

•
Continuation of medical and welfare benefits (including life and accidental death and dismemberment and disability insurance coverage) for such individual (and covered spouse and dependents), at the same premium cost and coverage level as in effect as of the change in control date, for three years (in the case of Messrs. Graves and Antoniazzi) and two years (in the case of Ms. Ponessa and Ms. Fochtman), following the date of termination (or, if earlier, the date on which substantially similar benefits at a comparable cost are available from a subsequent employer) or, if such benefits continuation is not permissible under the applicable plan or would result in adverse tax consequences, cash benefits in lieu thereof (which, in the case of life, accidental death and dismemberment and disability insurance benefits for Ms. Fochtman, would consist of two years of benefits) under the updated Executive Severance Agreements; and

•
Continuation of retirement benefits for three years (in the case of Messrs. Graves and Antoniazzi) and two years (in case of Ms. Ponessa and Ms. Fochtman) following the date of termination of the annual Arcadium contribution made on the NEO’s behalf to Arcadium’s qualified retirement plan and Arcadium’s nonqualified retirement plan as in effect immediately prior to the date of the change in control (excluding any pre-tax or post-tax contribution authorized by an NEO).

The Arcadium Executive Severance Agreements provide that if the amounts to be received in connection with a change in control would trigger the excise tax on parachute payments, either the payments would be lowered so as not to trigger the excise tax, or they would be paid in full subject to the tax, whichever produces the better net after-tax position. In addition to the Executive Severance Agreements with the Company, the executives are party to severance agreements with Livent, which were entered into prior to the consummation of the Livent-Allkem Merger (the “Legacy Livent Severance Agreements”). Following the closing of the Arcadium-Rio Tinto merger, the benefits under the Executive Severance Agreements with the Company will supersede the severance benefits contemplated by the Legacy Livent Severance Agreements.

Equity Awards

To the extent that the successor of the surviving entity (or its parent) of Arcadium continues or assumes equity awards upon the change in control, but the NEO’s employment is terminated without cause or the NEO resigns for good reason within the 24 months following the change in control, all outstanding and unvested stock options and RSUs would vest, subject to execution of a release of claims.

To the extent that a change in control had occurred on December 31, 2024, and the successor or the surviving entity (or its parent) had failed to continue or assume equity awards, then under the terms of those awards, all outstanding and unvested stock options and RSUs would have vested on the change in control.

Generally, the following definitions apply to Arcadium’s equity grants:

•
A “Change in Control” is generally the acquisition of 30% or more of Arcadium’s Common Stock; a substantial change in the composition of Arcadium’s Board such that the current Board no longer constitutes a majority; a merger, sale of substantially all of the assets or acquisition, unless the beneficial owners prior to the transaction own more than 60% of the resulting corporation.

•
“Cause” generally means a willful and continued failure to substantially perform the executive’s material employment duties, willful and deliberate conduct which is materially injurious to Arcadium, or having been convicted of a felony on or prior to the Change in Control.

•
“Good Reason” generally means the assignment of duties materially inconsistent with the executive’s duties and status as an employee or reduction in the nature of the duties, Arcadium requiring the executive to be based at a location which is at least 50 miles further from the office where the executive is located at the time of the Change in Control, or a reduction in base salary, each of which Arcadium had failed to cure after receiving notice from the Named Executive Officer.

Death or Disability

In the event of a termination of an Arcadium NEO employment due to death or disability, the NEO would not be entitled to severance pay or benefits, and outstanding equity incentive awards would have been treated as follows:

•	All outstanding and unvested stock options would fully vest and become exercisable, and would remain exercisable for up to five years following the date of termination;

•	All outstanding and unvested RSUs would fully vest;

Retirement

The equity awards granted in 2022 to Arcadium NEOs did not contain retirement vesting provisions, nor did Arcadium’s equity plan.

Cause

In the event of a termination of an NEO’s employment for cause, all outstanding and unvested equity awards will be cancelled, and all vested stock option awards will expire immediately.

Tables

Paul Graves

Executive Benefits and Payments Upon Termination(1) or Change in Control	Change in Control Termination ($)		Termination Without Cause* ($)		Death or Disability ($)
Cash Severance	6,509,986	(2)	4,339,990	(3)	N/A
Annual Incentive	1,136,664	(4)	1,136,664	(5)	0
Stock Options	121,632	(6)	0	(7)	121,632	(6)
Restricted Stock Units	1,751,756	(8)	714,296	(9)	1,751,756	(8)
Performance Stock Units	0		0		0
Company Contributions to Savings Plans	495,087	(10)	0		0
Welfare Benefits	90,143	(11)	60,184	(12)	0
Transition Benefits	155,000	(13)	20,000	(14)	0
Best Net After-Tax Forfeiture	0	(15)	N/A		N/A
TOTAL	10,260,268		6,271,135		1,873,388

Gilberto Antoniazzi

Executive Benefits and Payments Upon Termination(1) or Change in Control	Change in Control Termination ($)		Termination Without Cause* ($)		Death or Disability ($)
Cash Severance	2,980,001	(2)	1,490,001	(3)	N/A
Annual Incentive	441,482	(4)	441,482	(5)	0
Stock Options	31,100	(6)	0	(7)	31,100	(6)
Restricted Stock Units	445,551	(8)	181,186	(9)	445,551	(8)
Performance Stock Units	0		0		0
Company Contributions to Savings Plans	1,006,697	(10)	0		0
Welfare Benefits	65,531	(11)	32,199	(12)	0
Transition Benefits	82,778	(13)	20,000	(14)	0
Best Net After-Tax Forfeiture	0	(15)	N/A		N/A
TOTAL	5,053,140		2,164,867		476,650

Sara Ponessa

Executive Benefits and Payments Upon Termination(1) or Change in Control	Change in Control Termination ($)		Termination Without Cause* ($)		Death or Disability ($)
Cash Severance	1,734,506	(2)	1,300,879	(3)	N/A
Annual Incentive	371,680	(4)	371,680	(5)	0
Stock Options	17,906	(6)	0	(7)	17,906	(6)
Restricted Stock Units	281,637	(8)	119,862	(9)	281,637	(8)
Performance Stock Units	0		0		0
Company Contributions to Savings Plans	173,833	(10)	0		0
Welfare Benefits	60,078	(11)	45,138	(12)	0
Transition Benefits	74,336	(13)	20,000	(14)	0
Best Net After-Tax Forfeiture	-524,244	(15)	N/A		N/A
TOTAL	2,189,732		1,857,559		299,543

Barbara Fochtman

Executive Benefits and Payments Upon Termination (1) or Change in Control	Change in Control Termination ($)		Termination Without Cause* ($)		Death or Disability ($)
Cash Severance	1,837,500	(2)	1,378,125	(3)	N/A
Annual Incentive	393,750	(4)	393,750	(5)	0
Stock Options	134,142	(6)	36,336	(7)	134,142	(6)
Restricted Stock Units	436,922	(8)	154,598	(9)	436,922	(8)
Performance Stock Units	0		0		0
Company Contributions to Savings Plans	525,236	(10)	0		0
Welfare Benefits	60,096	(11)	45,138	(12)	0
Transition Benefits	78,750	(13)	20,000	(14)	0
Best Net After-Tax Forfeiture	0	(15)	N/A		N/A
TOTAL	3,466,396		2,027,947		571,064

*   Amounts shown generally reflect the amounts specified in the Severance Guidelines, which are not contractually guaranteed.

(1)	On December 31, 2024, none of Messrs. Graves and Antoniazzi or Mses. Ponessa and Fochtman qualify for retirement treatment.

(2)
The amount shown is equal to three times for Messrs. Graves and Antoniazzi (two times for Mses. Ponessa and Fochtman) the sum of base salary plus target annual incentive, calculated by using the highest annualized base salary and target annual incentive available to the NEO during his/her career with the Company.

(3)	The amount shown is equal to the sum of base salary plus target annual incentive times the multiple of 2 for Mr. Graves and 1.5 for the other NEOs.

(4)
The amount shown is the pro rata amount of any annual incentive award payable in the year of separation. This is the same annual incentive amount reported in the Summary Compensation Table because the table assumes termination would have occurred on the last day of the fiscal year.

(5)	The amount shown is the prorated target bonus for the year of termination based on the Guidelines.

(6)
All unvested stock options vest upon the change in control, even if the NEO was not terminated, if the surviving entity fails to continue or assume the award. The amount shown is the value of all unvested stock options based upon the difference between the exercise price and the stock price of $5.13 at December 31, 2024. Please note, however, that the ultimate value of the foregoing options will depend on the stock price on the date of exercise.

(7)
All unvested options that would have vested within one year following termination will become exercisable on their regularly scheduled dates. The amount shown is the value of all unvested stock options based on the difference between the exercise price and the stock price of $5.13 at December 31, 2024. Please note, however, that the ultimate value of the foregoing options will depend on the stock price on the date of exercise.

(8)
All unvested RSUs vest upon the change in control, even if the NEO was not terminated if the surviving entity fails to continue or assume the award. The amount shown is the market value of all unvested RSUs based on the stock price of $5.13 at December 31, 2024.

(9)	Unvested RSUs will vest pro rata, with such pro ration calculated as described on page 35.

(10)
The amount shown is equal to three times for Messrs. Graves and Antoniazzi (two times for Ms. Ponessa and Ms. Fochtman) the sum of the annual Company contributions made in 2024 on the Executive’s behalf to the Arcadium Savings and Investment Plan and the Arcadium Nonqualified Savings Plan.

(11)
Welfare benefits of healthcare and dental insurance, life insurance and disability insurance continue for three years for Messrs. Graves and Antoniazzi and two years for Ms. Ponessa and Ms. Fochtman. The amounts shown are the estimated cost to the Company for such benefits during the period.

(12)
Welfare benefits of health care and dental insurance continue for two years for Mr. Graves and 1.5 years for the other NEOs. The amounts shown are the estimated cost to the Company for such benefits during the period.

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

(14)
The executives are entitled to outplacement services up to $20,000, plus financial and tax planning services for the last calendar year of employment. Executives generally receive an allowance for financial planning and tax benefits, which are not shown in the table because they would have already been used by an executive terminated on December 31, 2024.

(15)
The NEO severance agreements provide that, if the amounts to be received upon a change in control would trigger the excise tax on parachute payments, either the payments will be lowered so as not to trigger the excise tax, or they will be paid in full subject to the tax, whichever produces the better net after-tax position. It is anticipated that three executives will exceed the 280G safe harbor; Mr. Antoniazzi and Ms. Fochtman would get a better result paying the excise tax while the benefits of Ms. Ponessa are maximized by forfeiture of a portion of her benefits. Therefore, this disclosure shows amounts that Ms. Ponessa would have forfeited upon a theoretical termination of employment on December 31, 2024 in the table. The amount shown does not take into account any possible reductions related to “reasonable compensation” for services before and/or after the change in control date.

DIRECTOR COMPENSATION

Compensation Policy

The Company maintains the Arcadium Lithium plc Compensation Policy for Non-Employee Directors (“Director Compensation Policy”) to provide for the compensation of the Company’s non-employee directors, as described below. The Board of Directors of the Company (“Board”) administers the Director Compensation Policy. The Director Compensation Policy is not applicable to directors who were also employees of the Company or its affiliates. Accordingly, Mr. Graves, the Company’s CEO, received no additional compensation for his service as a director. For a description of the compensation paid to Mr. Graves for his service during 2024 as the Company’s CEO, see the section titled “Executive Compensation”.

Retainer and Fees

Each Company non-employee director was paid an annual retainer of $100,000 or a pro rata amount for any portion of a year served. The retainer was paid in four installments in cash unless the director elected to receive it in restricted stock units (“RSUs”). None of the directors elected to receive RSUs in lieu of cash for 2024.

In addition, each non-employee director received fees for membership in, or serving as chair of, the following committees payable in four installments:

Committees	Chair Fee	Member Fee
Audit Committee	$25,000	$8,000
Compensation Committee	$20,000	$5,000
Sustainability Committee	$20,000	$5,000
Nominating & Corporate Governance Committee	$15,000	$4,000

The Chair of our Board of Directors also receives an annual fee of $175,000 payable in four installments.

Annual Grant of Restricted Stock Units

During 2024, each non-employee director also received two grants of restricted stock units; one on March 7, 2024, and one on July 26, 2024, having a combined value of $209,880 based on our stock price on the respective dates of grant. The first of these grants vested at the annual meeting of stockholders in 2024. The second grant vests in 2025 upon the closing of the Arcadium - Rio Tinto Merger.

Other Compensation

No other remuneration was paid to our non-employee directors for services as a director. Non-employee directors did not participate in the Company’s nonqualified deferred compensation plan or employee benefit plans.

Director Compensation Table 2024

The table below shows the total compensation paid to each non-employee director who served on the Board during 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Michael Barry	112,069	209,880	–	321,949
Peter Coleman	276,701	209,880	–	486,581
Alan Fitzpatrick	108,102	209,880	–	317,982
Florencia Heredia	104,827	209,880	–	314,707
Leanne Heywood	128,929	209,880	–	338,809
Christina Lampe-Önnerud	104,827	209,880	–	314,707
Pablo Marcet	109,093	209,880	–	318,973
Steve Merkt	121,986	209,880	–	331,866
Fernando Oris de Roa	112,069	209,880		321,949
Robert Pallash	122,978	209,880		332,858
John Turner	119,011	209,880		328,891

(1)
The amounts in this column reflect the grant date fair value of directors’ stock awards for 2024 computed in accordance with FASB ASC Topic 718. See Note 18: Share-Based Compensation to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2024, for the assumptions used in the valuations that appear in this column. The column includes, for all of the directors, two grants totaling 55,584 RSUs, with a combined grant date fair value of $209,880. The number of RSUs outstanding and unvested at fiscal year-end for each director was 40,786.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

The following table shows, as of February 28, 2025, the number of ordinary shares beneficially owned by each director or nominee for director, the NEOs, and all directors, nominees for director and executive officers as a group. Each director or nominee and each NEO beneficially owns less than one percent of the Ordinary Shares. The percentage of outstanding shares is based on 1,076,916,462 ordinary shares outstanding as of February 28, 2025.

Upon the consummation of the Merger, all outstanding shares of common stock held by the persons noted below were cancelled and converted into the right to receive the merger consideration pursuant to the terms of the Merger.

Name	Beneficial Ownership on February 28, 2025	Percent of Class
Paul W. Graves(1)	2,677,005	*
Gilberto Antoniazzi(1)	550,880	*
Sara Ponessa(1)	385,428	*
Barbara Fochtman(1)	357,659
Michael F. Barry(2)	92,061	*
Peter Coleman(2)	53,632	*
Alan Fitzpatrick(2)	16,435	*
Florencia Heredia(2)	19,765	*
Leanne Heywood(2)	34,117	*
Christina Lampe-Önnerud(2)	9,115	*
Pablo Marcet(2)	59,991	*
Steven T. Merkt(2)	10,318	*
Fernando Oris de Roa(2)	100,115	*
Robert C. Pallash(2)	85,060	*
John Turner(2)	105,075	*
All directors and executive officers as a group (14 persons)(1)(2)	4,556,656	*

*       Less than one percent of class

(1)   For the NEOs, shares “beneficially owned” include: (i) shares owned or controlled by the individual; and (ii) shares held in the Arcadium Lithium Nonqualified Savings Plan (235,345 for Mr. Graves), and the Arcadium Lithium Qualified Savings Plan for the account of the individual; (iii) restricted stock units that will vest within 60 days of February 28, 2025; and (iv) shares subject to options that are presently exercisable or will be exercisable within 60 days of February 28, 2025 (2,119,385 for Mr. Graves, 526,101 for Mr. Antoniazzi, 291,881 for Ms. Ponessa, 323,908 for Ms. Fochtman, and 3,261,275 for all current executive officers as a group).

(2)   For the non-employee Directors, shares “beneficially owned” include: (i) shares owned or controlled by the individual; and (ii) restricted stock units that are vested as of February 28, 2025. Directors have no power to vote or dispose of shares represented by restricted stock units until the shares are distributed and, until such distribution, directors have only an unsecured claim against the Company.

Security Ownership of Certain Beneficial Owners

Based on Schedule 13D and 13G filings submitted to the SEC, The Company is aware of the following beneficial owners of more than five percent of the Company’s outstanding ordinary shares as of the dates set forth in the footnotes to the table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	137,363,647	(1)	12.8%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	116,788,824	(2)	10.9%
Van Eck Associates Corporation 666 Third Ave., 9th Floor New York, NY 10017	21,620,944	(3)	6.19%

(1)	According to the Schedule 13G filed with the SEC on November 11, 2024, BlackRock, Inc. beneficially owned 137,363,647 shares.

(2)	According to the Schedule 13G filed with the SEC on April 10, 2024, the Vanguard Group, Inc. beneficially owned 116,788,824 shares.

(3)	According to the Schedule 13G filed with the SEC on November 14, 2024, Van Eck Associates Corporation beneficially owned 21,620,944 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Tax Matters Agreement

Livent entered into a tax matters agreement that governs Livent’s and FMC’s respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business, and taxes, if any, incurred as a result of any failure of the Distribution (or certain related transactions) to qualify as tax-free for U.S. federal income tax purposes. The tax matters agreement also sets forth the respective obligations of Livent and FMC with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters. Under the tax matters agreement, FMC generally will be responsible for all of Livent’s income taxes that are reported on combined tax returns with FMC or any of its affiliates for tax periods ending on or before December 31, 2017. For the year ended December 31, 2024, Livent has recorded a ($0.4) million indemnification liability to FMC for assets where the offsetting uncertain tax position is with FMC and a $1.6 million indemnification asset from FMC regarding uncertain tax positions that are related to Livent’s legacy business before the IPO and for which Livent is indemnified by FMC. Livent will generally be responsible for all other income taxes, that would be applicable to it if it filed the relevant returns on a stand-alone basis, and all non-income taxes attributable to Livent’s business.

Legal Services

One of our former directors, Ms. Heredia, is a partner at the law firm of Allende & Brea. In 2024, the firm provided approximately $800,000 of legal services to our Company. Allende & Brea had instituted policies so that Ms. Heredia had no professional involvement in the engagement with the Company. In addition, the amount of legal services that Allende & Brea provides is not a substantial part of the Company’s overall payments for legal services, and the Company will only engage the firm when it determines that the engagement is appropriate, based on the firm’s experience, expertise and efficiency, and in the Company’s best interest.

One other former director, Mr. Turner, is a partner at the law firm of Fasken Martineau DuMoulin LLP. In 2024, the firm provided approximately CAD $342,000 of legal services to our Company. Fasken Martineau DuMoulin LLP had instituted policies so that Mr. Turner had no professional involvement in the engagement with the Company. In addition, the amount of legal services that Fasken Martineau DuMoulin LLP provides is not a substantial part of the Company’s overall payments for legal services, and the Company will only engage the firm when it determines that the engagement is appropriate, based on the firm’s experience, expertise and efficiency, and in the Company’s best interest.

Director Independence

The Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Sustainability Committee were entirely composed of independent directors as determined by the Board of Directors on the basis set forth above.

The Board had affirmatively determined that each of Mr. Barry, Mr. Coleman, Mr. Fitzpatrick, Ms. Heredia, Ms. Heywood, Ms. Lampe-Önnerud, Mr. Marcet, Mr. Merkt, Mr. Pallash, Mr. Oris de Roa and Mr. Turner met the NYSE rules regarding independence and had no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is KPMG LLP (“KPMG”), Philadelphia, PA, Auditor Firm ID: PCAOB ID 185.

For the fiscal years 2024 and 2023, KPMG’s fees, all of which were approved by the Audit Committee, are included in the table below.

(In Thousands)	2024	2023
Audit Fees(1)	$8,678	$5,835
Audit Related Fees(2)	12	185
Tax Fees(3)	317	137
All Other Fees(4)	0	0
TOTAL	$9,007	$6,157

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

 Pre-Approval of Independent Registered Public Accounting Firm Services

The Audit Committee has adopted a Pre-Approval Policy with respect to audit and non-audit services (including the fees and terms thereof) to be performed by its independent registered public accounting firm subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit The following is a summary of the Pre-Approval Policy.

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

(a)          Documents filed with this Report

1.   No financial statement or supplemental data are filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

2.    Exhibits: See attached Index of Exhibits

(b)          Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Association, adopted on March 6, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 6, 2025)
31.3*	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101*	Inline Interactive Data File
104*	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIUM LITHIUM PLC (Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves
President and Chief Executive Officer

Date: March 17, 2025